Form 10-Q
period 2007-03-31
Molecular Insight Pharmaceuticals, Inc.
filed 2007-05-15
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-33284
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-0562086 (I.R.S. Employer Identification No.)

160 Second Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02142 (Zip Code)
Registrant’s telephone number, including area code: (617) 492-5554
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2007 was 24,778,732.

INDEX TO FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION	3
ITEM 1.	Financial Statements-Unaudited
	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2007 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3.	Defaults Upon Senior Securities	20
ITEM 4.	Submission of Matters to a Vote of Security Holders	20
ITEM 5.	Other Information	21
ITEM 6.	Exhibits	21
SIGNATURES		22
EX-31.1 Section 302 Certification of Principal Executive Officer
EX-31.2 Section 302 Certification of Principal Financial Officer
EX-32 Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

Item 1. Financial Statements-Unaudited
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
		(Unaudited)
Current assets:
Cash and cash equivalents	$8,915,857	$48,471,929
Short-Term Investments	—	14,758,845
Accounts receivable—research and development grants	127,924	329,623
Prepaid expenses and other current assets	1,563,314	1,400,669

Total current assets	10,607,095	64,961,066
Property and equipment—net	886,783	1,404,961
Deferred stock offering cost	982,195	—
Deposits	7,291	542,588
Other assets	450,811	254,773

Total assets	$12,934,175	$67,163,388

Current liabilities:
Notes payable, current portion	$1,734,672	$1,740,692
Accounts payable	1,499,830	2,972,799
Accrued expenses	5,812,055	6,761,278
Accrued expenses — related parties	684,243	1,119,627
Success fee liability	278,000	—

Total current liabilities	10,008,800	12,594,396

Notes payable — less current portion	1,832,384	1,390,522
Convertible note payable	5,093,884	—
Convertible note payable — related party	9,433,119	—
Convertible note payable — accrued interest	111,255	—
Convertible note payable — accrued interest related party	206,028	—
Deferred rent	22,568	11,283
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock, $0.01 par value — at carrying value, including accrued dividends; authorized 359,515 shares at December 31, 2006 and 0 shares at March 31, 2007; 315,570 shares issued and outstanding at December 31, 2006 and 0 shares outstanding at March 1, 2007 (liquidation preference and redemption value of approximately $63,000 and $49,000, respectively, at December 31, 2006 and $0 at March 31, 2007)	48,089,941	—

Stockholders’ equity (deficit):

Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2006 and March 31, 2007; issued and outstanding, 4,637,493 and 24,778,732 shares at December 31, 2006 and March 31, 2007, respectively	46,375	247,787
Additional paid-in capital	23,770,599	151,986,716
Deferred stock-based compensation	(352,224)	(309,824)
Accumulated other comprehensive loss	(520)	2,551
Deficit accumulated during the development stage	(85,328,034)	(98,760,043)

Total stockholders’ equity (deficit)	(61,863,804)	53,167,187

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$12,934,175	$67,163,388

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			10-Jan-97
	Three Months Ended		(Date of Inception)
	March 31,		Through
	2006	2007	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue — Research and development grants	$81,518	$247,567	$4,663,160

Operating expenses:
Research and development	4,068,120	9,617,176	53,794,400
Research and development — related parties	—	68,128	1,175,429
General and administrative	2,458,563	1,759,754	32,765,943
General and administrative — related parties	444,880	1,314,650	4,925,978
Amortization of licensed patent rights	—	—	9,767,130

Total operating expenses	6,971,563	12,759,708	102,428,880

Loss from operations	(6,890,045)	(12,512,141)	(97,765,720)

Other (expense) income:
Interest income	165,989	525,917	1,651,590
Interest expense	(118,138)	(1,435,203)	(2,811,465)
Interest expense-related parties	—	—	(57,200)
Management fees (expense) income-related party	—	(10,582)	222,752

Total other (expense) income, net	47,851	(919,868)	(994,323)

Net loss	(6,842,194)	(13,432,009)	(98,760,043)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(954,614)	(1,368,126)	(12,297,690)

Net loss attributable to common stockholders	($7,796,808)	($14,800,135)	($111,057,733)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable to common stockholders	$(1.79)	$(0.84)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	4,353,217	17,594,301

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Redeemable Convertible		Stockholders’ Equity (Deficit)
	Preferred Stock,
	$0.01 Par Value		Common Stock $0.01 Par Value
								Deficit
								Accumulated
					Additional	Deferred	Other	During the		Total
	Number of		Number of		Paid-in	Stock-Based	Comprehensive	Development	Total Stockholders’	Comprehensive
	Shares	Carrying Value	Shares	Par Value	Capital	Compensation	Loss	Stage	Equity (Deficit)	Loss
Balance at December 31, 2006	315,570	$48,089,941	4,637,493	$46,375	$23,770,599	$(352,224)	$(520)	$(85,328,034)	$(61,863,804)
Issue common stock on initial public offering, net of $7.4 million of issuance cost	—	—	5,000,000	50,000	62,544,940	—	—	—	62,594,940
Issue common stock on exercise of warrants	—	—	444,981	4,449	1,388,001	—	—	—	1,392,450
Issue common stock on conversion of preferred stock	(315,570)	(49,457,978)	12,566,608	125,666	49,332,312	—	—	—	49,457,978
Issue common stock on conversion of convertible debt	—	—	2,029,233	20,292	15,894,180	—	—	—	15,914,472
Issue common stock on exercise of options	—	—	100,417	1,005	59,495	—	—	—	60,500

Accrete dividends	—	$1,368,037	—	—	(1,368,037)	—	—	—	(1,368,037)
Deferred Stock based compensation	—	—	—	—	(42,400)	42,400	—	—	—
Stock-based compensation for non employees awards	—	—	—	—	99,713	—	—	—	99,713
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	3,071	—	3,071	3,071
Stock-based compensation for employees awards	—	—	—	—	307,911	—	—	—	307,911

Net loss	—	—	—	—	—	—	—	(13,432,009)	(13,432,009)	(13,432,009)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(13,428,938)

Balance at March 31, 2007	—	$—	24,778,732	$247,787	$151,986,714	$(309,824)	$2,551	$(98,760,043)	$53,167,185

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative for
			the Period From
			January 10, 1997
	Three Months Ended		(Date of Inception)
	March 31,		Through
	2006	2007	March 31, 2007
Cash flows from operating activities:
Net loss	($6,842,194)	($13,432,009)	($98,760,043)
Adjustments to reconcile net loss to cash used in operating activities, net of acquisition:
Noncash interest expense on promissory notes payable to stockholders	—	1,369,322	2,276,275
Depreciation and amortization	50,296	113,684	11,095,809
Stock-based compensation expense	691,817	407,626	10,801,331
Deferred rent	(11,285)	(11,285)	(146,704)
Other	—	—	4,787
Changes in assets and liabilities
Accounts receivable	96,343	(201,699)	(267,476)
Prepaid expenses and other current assets	169,369	482,476	(733,748)
Accounts payable	(364,949)	2,068,016	2,822,040
Payment of success fee	—	(300,000)	(300,000)
Accrued expenses and other	1,071,343	949,223	6,771,082
Accounts payable and accrued expenses-related parties	(116,621)	435,384	1,226,294
Other assets	—	(535,297)	(535,297)

Net cash used in operating activities	(5,255,881)	(8,654,559)	(65,745,650)

Cash flows from investing activities:
Purchases of investments	—	(15,714,952)	(30,288,117)
Maturities/sales of investments	6,511,879	959,176	15,531,821
Purchase of property and equipment	(151,199)	(631,863)	(2,351,916)
Collection of advance and note receivable for stockholder	—	—	135,500
Net cash received on acquisition of Zebra Pharmaceuticals, Inc.	—	—	171,560

Net cash provided (used) by investing activities	6,360,680	(15,387,639)	(16,801,152)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants — net of issuance costs	—	62,594,940	70,763,155
Offering costs	—	—	(387,148)
Advances received for stock subscription—net	—	—	5,314,619
Proceeds from issuance of note payable — net of issuance costs	—	—	20,482,928
Proceeds from issuance of notes payable to stockholders and issuance of warrants	—	—	1,645,000
Payment on notes payable	(518,249)	(449,621)	(2,642,703)
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock—net of issuance costs	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred stock—net of issuance costs	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	89,363	1,452,950	1,906,520
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided (used) by financing activities	(428,886)	63,598,269	131,018,731

Net increase (decrease) in cash and cash equivalents	675,913	39,556,071	48,471,929
Cash and cash equivalents —beginning of period	5,810,540	8,915,858	—

Cash and cash equivalents —end of period	$6,486,453	$48,471,929	$48,471,929

Supplemental disclosures of cash flows information:
Cash paid for interest	$96,757	$67,895	$444,791

Noncash investing and financing activities:
Issue common stock on conversion of preferred stock	$—	$49,457,978	$49,457,978
Issue common stock on conversion of convertible debt	—	15,914,472	15,914,472
Notes payable to stockholders including accrued interest of $55,000 converted into Series A redeemable convertible preferred stock	—	—	605,000
Accrued expenses and accounts payable converted into redeemable convertible preferred stock	—	—	210,243
Leasehold improvements paid by landlord	—	—	203,127
Issuance of notes payable for prepaid insurance and conversion of accrued expenses	—	—	341,986
Property and equipment included through accounts payable	—	169,112	201,019
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock—net of issuance costs	—	—	4,681,275
Issuance of 349,525 shares of common stock and 354,200 stock options on acquisition of Zebra Pharmaceuticals, Inc., net of cash received	—	—	10,041,257
Acquisition of equipment under capital lease obligations	—	—	74,999
Offering costs included in accounts payable and accrued expenses	—	1,494,285	2,089,332
Proceeds from sale of Series B redeemable convertible preferred stock—net of issuance costs	—	—	4,681,275
See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.
The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
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
2. INITIAL PUBLIC OFFERING
On February 7, 2007, the Company completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million.
In connection with the initial public offering discussed above, all outstanding shares of Series A, B and C Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Preferred Stock, respectively. Warrants to purchase common stock were exercised for 396,092 shares of the Company’s common stock at an average price of $3.52 per share. In addition, the Convertible Notes and accrued interest of $15,717,283 at December 31, 2006 converted into 2,029,159 shares of common shares. As a result of the initial public offering, together with our existing cash resources and government grant funding, the Company believes it has enough cash to fund operations into but not through the second quarter of 2008.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
Management believes that the Company has complied with all regulations that, if not met, could have a material adverse impact on the Company’s consolidated financial statements or the Company’s eligibility for future grant awards.
Research and Development — Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers in conjunction with independently monitoring clinical trials and acquiring and evaluating data in conjunction with clinical trials, costs of contract manufacturing services, costs of materials used in clinical trials and research and development, depreciation of capital assets used to develop products and costs of facilities. Research and development costs, including those incurred and supported with government grants, are expensed as incurred and included under such caption in the accompanying consolidated statements of operations. Certain research and development activities are partially funded with government grants, which are recognized as revenue.
Cash and Cash Equivalents — Cash and cash equivalents include cash and highly liquid investments (primarily money market funds) purchased within three months of the maturity date.
Investments — Short-Term Investments consist of marketable securities which have a maturity date greater than three months when purchased and are available for operating purposes. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ equity. As of March 31, 2007, short-term investments consist of corporate bonds and commercial paper. The fair value approximates the carrying value as of March 31, 2007, due to the short-term nature of these investments, with the adjustment from amortized cost included in accumulated other comprehensive loss.
Deferred Stock Offering Costs — Costs directly associated with the Company’s filing of amendment No. 2 to its Form S-1 related to its initial public offering (“Offering”) of securities were capitalized and recorded as deferred stock offering costs. The Company filed an additional amendment in 2006 and completed its initial public offering on February 7, 2007. Deferred offering costs relating to amendment No. 2 were approximately $982,000 as of December 31, 2006. Upon completion of the February 7, 2007 initial public offering, such costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ equity as of March 31, 2007.
4. STOCK-BASED COMPENSATION
Stock Option Plan — The Company’s stock-based awards include common stock options, common stock warrants and restricted common stock. In 1997, the Company’s stockholders and Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”). Under the 1997 Plan, the Board of Directors may grant incentive stock options and nonqualified stock options to officers, directors, and other key employees of the Company, its subsidiaries and non-employees and consultants. The 1997 Plan permits the Board of Directors to determine the number of options, the exercise price, the vesting schedule and the expiration date of stock options. The 1997 Plan provides that the exercise price of each incentive stock option must be at least equal to 100% of the estimated fair market value of the common stock on the grant date (110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date before the tenth anniversary of the grant date of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). Options typically expire 10 years from the date of grant and generally vest over a period of four years from the date of grant. In May 2006, the Board of Directors voted to amend the 1997 Plan by increasing the reserved shares by 666,667, which was subsequently approved by stockholders in August 2006 to allow for a total of 2,833,333 shares issuable under the 1997 Plan. As of March 31, 2007, the Company had no shares of common stock available for future grant under the 1997 Plan. On August 31, 2006 the stockholders approved 2,300,000 shares for issuance under the Amended and Restated 2006 Equity Incentive Plan. The 2006 Plan allows awards to be granted after February 1, 2007, the effective date of the Company’s initial public offering. The Company satisfies share option exercises and issuance of share awards through the issuance of new shares. No shares have been issued through March 31, 2007.
SFAS 123(R) — On January 1, 2006, the Company adopted the provisions of SFAS 123(R). The Company has computed stock-based compensation under SFAS 123(R) for options granted using the Black-Scholes option pricing model for the quarters ended March 31 2007 and 2006. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock during the expected option life, risk free interest rates, and dividend rates.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
The Company assumed the following for the three months ended March 31:

	2006	2007
Risk free interest rates	4.55% to 4.63%	4.65% to 5.01%
Expected dividend yield	0%	0%
Expected forfeiture rate	1.45%	1.45%
Expected life	6.25 years	6.25 years
Expected volatility	65.02% to 68.60%	63.09% to 68.73%
The total value of options granted during the quarters ended March 31, 2007 and 2006 was $1,821,194 and $517,440 respectively, and $8.97 and $4.20 per option.
The weighted average expected volatility is was 64.94% and 65.28% for the quarters ended March 31, 2007 and 2006, respectively. The weighted average expected option term reflects the application of the simplified method set forth in the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
The Company based its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there was no public market for the Company’s common stock in 2006 and limited listing in 2007, and therefore a lack of market based company-specific historical and implied volatility information. The Company intends to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to the Company.
Stock-based compensation expense presented in the accompanying consolidated statements of operations total $692,000 and $408,000 for the three months ended March 31, 2006 and March 31, 2007, respectively.
Information concerning all stock option activity for the three months ended March 31, 2007 is summarized as follows:

	2007
		Weighted
		Average
		Exercise
	Number of	Price per
	Shares	Share
Options outstanding January 1, 2007	1,870,839	$2.46
Granted	203,000	14.00
Exercised	(100,417)	0.60
Cancelled	(10,000)	5.22

Options outstanding March 31, 2007	1,963,422	$3.73

Options exercisable	853,719	$1.36

Options available for grant	2,300,000

Weighted average fair value of options granted during the period		$8.97

The total intrinsic value of outstanding options as of March 31, 2007 was $16,424,068. The total intrinsic value of options exercised for the three months ended March 31, 2007 was $1,174,754.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
Information concerning nonvested restricted stock activity for the three months ended March 31, 2007 is summarized as follows:

2007
	Number of	Grant Date
	Shares	Fair Value
Nonvested shares at January 1, 2007	27,375	$0.60
Granted	—	—
Vested	(27,375)	$0.60

Nonvested shares at March 31, 2007	—	—

Forfeited or Expired shares at March 31, 2007	—	—

The total fair value of stock awards vested during the three-month period ended March 31, 2007 was $369,563.
5. NET LOSS PER SHARE
Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2006	2007
Numerator:
Net loss attributable to common stockholders	$(7,796,808)	$(14,800,135)

Denominator:
Weighted average common shares outstanding	4,353,217	17,594,301

Net loss attributable to common stockholders per share — basic and diluted	$(1.79)	$(0.84)

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three months ended March 31, 2007 and 2006, options to purchase 1,963,422 and 1,491,267 shares of common stock, respectively, and warrants to purchase 394,871 and 406,334, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.
6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at March 31, 2007:

Lab and other equipment	$1,688,253
Furniture and fixtures	113,552
Leasehold improvements	566,120

Total property and equipment, at cost	2,367,925
Less accumulated depreciation and amortization	(962,964)

Property and equipment, net	$1,404,961

Depreciation and amortization expense was $113,684 for the three months ended March 31, 2007.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
7. ACCRUED EXPENSES
Accrued expenses consist of the following at March 31, 2007:

Accrued bonuses	$1,153,244
Clinical trials	1,156,560
Professional fees	1,988,033
Accrued vacation	182,074
Deferred rent — current portion	45,140
Clinical trials materials	224,900
Commercial manufacturing	778,393
Accrued purchases-credit cards	838,894
Other	394,040

Total	$6,761,278

8. NOTES PAYABLE
Debt consisted of the following as of March 31, 2007:

Description	Principal
Ritchie Note	$3,095,954
Insurance Financing Note	35,260

Total	$3,131,214

As of March 31, 2007, future payments of principal on all existing notes were due as follows:

Principal
as of
Fiscal Year Ending December 31,	March 31, 2007
2007 (remaining 9 months)	$1,326,798
2008	1,845,572

Total principal payments	3,172,370
Less: current portion	1,740,692
Less: debt discount	41,156

Total noncurrent notes payable	$1,390,522

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company has authorized 359,515 shares of preferred stock for issuance, of which certain shares are designated as Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”) and Series C redeemable convertible preferred stock (“Series C”). The Company first issued redeemable convertible preferred stock in 2003. On February 7, 2007, the initial public offering was closed, and all outstanding shares of Series A, B and C Convertible Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Convertible Preferred Stock, respectively. Warrants to purchase common stock were exercised for 396,092 shares of the Company’s common stock at an average price of $3.45 per share.
10. COMMITMENTS AND CONTINGENCIES
We are not currently a party to any material legal proceedings.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
11. INCOME TAXES
The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Effective January 1, 2007, the Company adopted FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.
In connection with the adoption of the provisions of FIN 48 on January 1, 2007 the Company reviewed its tax positions. The company’s adoption of FIN48 had no cumulative effect on its deficit accumulated during the development stage. The tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1997 through 2006 from federal and the Commonwealth of Massachusetts jurisdictions.
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
The Company has recorded a full valuation allowance against its deferred tax assets since the Company believes it is more likely than not, that it will not be able to realize the assets. A change in the valuation allowance in a period is due to the net increase in deferred tax assets each period (primarily from the net operating loss carryforwards and research and development tax credits) and the Company providing a full valuation against the asset for the reason stated above. In accordance with Statement of Financial Standards No. 109 “Accounting for Income Taxes” (SFAS 109), the Company maintains a full valuation allowance against its deferred tax assets and liabilities.
Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.
12. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
          Statements in this report that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in ITEM 1A (PART II) of this report and in our annual report on Form 10-K for the year ending December 31, 2006 under the heading “Risk Factors”. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
          On February 7, 2007, the Company completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. We intend to use our cash to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above.
Financial Operations Overview
          Revenue — Research and Development Grants. Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government appropriation and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the $736,625 remaining portion of grants that we had been awarded as of March 31, 2007. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.

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
For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Zemiva and our other platform and general R&D programs were as follows (in thousands):

	Three months ended
	March 31,	March 31,
Program	2006	2007
Azedra and Ultratrace platform	$931	$1,471
Onalta	—	2,375
Solazed	—	1,003
Zemiva	1,465	2,261
Other Platform and general R&D	1,672	2,575

Total	$4,068	$9,685

     We in-licensed Onalta and Solazed in November 2006 and January 2007, respectively.
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
     Stock-Based Compensation Expense. Operating expenses include stock-based compensation expense. Stock-based compensation expense results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and nonemployees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $692,000 and $408,000 are included in the Statements of Operations for the three months ended March 31, 2006 and March 31, 2007, respectively. See discussion under “Critical Accounting Policies and Estimates — Stock-Based Compensation.”
     Other (Expense) Income, Net. Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on equipment leases and on debt instruments.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs consists of cumulative, undeclared dividends payable on the securities and accretion of the issuance costs and costs allocated to issued warrants to purchase common stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the redeemable convertible preferred stock when issued, and are accreted to redeemable convertible preferred stock using the interest method through the earliest redemption dates of each series of redeemable convertible preferred stock (A, B and C) by a charge to additional paid-in capital and net loss attributable to common stockholders. Upon the consummation of the initial public offering of the Company which was closed by the SEC on February 7, 2007, the redeemable convertible preferred stock automatically converted into common stock on a 33-for-1 basis and the cumulative but unpaid dividends (with limited exception) converted into common stock based upon formulas established at each issuance date of the securities. Accordingly, we no longer record dividends and accretion on the redeemable convertible preferred stock.
Critical Accounting Policies and Significant Judgments and Estimates
     As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006 and as discussed below, we consider our critical accounting policies to be as follows. We refer the reader to our Annual Report on Form 10-K for more information on these policies.
•	Accrued expenses; and

•	Income taxes
     Stock-Based Compensation. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is known as SFAS 123(R) and replaces SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards.
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenue — Research and Development Grants. Revenue increased by $166,000, or 204%, to $248,000 for the three months ended March 31, 2007 from $82,000 for the three months ended March 31, 2006. The Company receives funding under various Research and Development grants, the increase is primarily attributed to the increased workload and reimbursable expenses for the first quarter of 2007.
     Research and Development Expense. Research and development expense increased $5.6 million, or 138%, to $9.7 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006. The first quarter of 2007 expense included $3.4 million of costs for the Onalta and Solezad license agreements and technology transfer. Additionally, costs for the Phase II clinical trials for Azedra and Zemiva increased $755,000 and preclinical costs increased $356,000 over the first quarter of 2006. Also contributing to the increase was $821,000 in additional compensation related expense, including stock based compensation, due to growth in personnel hired throughout 2006.
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
     General and Administrative Expense. General and administrative expense increased $171,000 or 5.89%, to $3.1 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. The major increases in 2007 were the reserve for prepaid expenses and other current assets of $490,000, increased compensation related expense (excluding stock based compensation) of $265,000, and increased professional services of $176,000. These increases were offset by the reduction of $330,000 in costs incurred in the three months ended March 31, 2006 for the postponed initial public offering. Also offsetting the increase was a $564,000 decrease in stock based compensation expense. Stock-based compensation decreased to $195,000 for the three months ended March 31, 2007 compared to $759,000 for the three months ended March 31, 2006, primarily due to a decrease in the estimated fair value of our stock price in the second half of 2006.
          Now that we have completed the initial public offering, we anticipate greater general and administrative expenses, such as additional costs for investor relations, increased costs for Sarbanes-Oxley compliance and other activities associated with operating as a publicly-traded company. These increases will also include the hiring of additional finance and administrative personnel. In addition, we expect to continue to incur greater internal and external business development costs to support our various product development efforts, which can vary from period to period.
     Other (Expense) Income, Net. Other (expense) income, net decreased $968,000 to $(920,000) for the three months ended March 31, 2007 from net other income of $48,000 for the three months ended March 31, 2006. During the first quarter of 2007 and 2006, interest income was $526,000 and $166,000, respectively, and interest expense was $1.4 million and $118,000, respectively. The increase in interest income is a result of the increased investment funds available as a result of the proceeds received following the initial public offering in February 2007. The increase in interest expense of $1.3 million for the first quarter of 2007 compared to the first quarter of 2006 was primarily due to the $1.2 million of noncash interest expense resulting from the remaining unamortized discount realized on the convertible notes which were converted to common stock upon the completion of the initial public offering.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs increased $413,000 to $1.4 million for the three months ended March 31, 2007 from $954,000 for three months ended March 31, 2006. This increase was primarily attributable to accelerated amortization of issuance costs of $1.3 million being included in accretion during the first quarter of fiscal 2007 and partially offset by reduced dividends of $593,000 for the first quarter of 2007 compared to the first quarter of 2006. The acceleration and the reduced dividends are a result of the preferred stock being converted to common stock on February 1, 2007 following the initial public offering. Upon completion of the initial public offering no redeemable convertible preferred stock is outstanding, and, accordingly, there will be no further accrual of dividends or accretion of issuance costs on these shares.

Liquidity and Capital Resources
     On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement of Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. All registered shares were sold at the initial public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. We intend to use our cash to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above.
     Prior to our IPO, we have financed our business primarily through the issuance of equity securities, revenues from government grants, debt financings and equipment leases. Through December 31, 2006, we had received net cash proceeds of $49.3 million from the issuance of shares of preferred and common stock, $15.2 million from issuance of convertible notes payable, $5.0 million from a note payable, and $4.3 million from government grants. At March 31, 2007, we had $63.2 million in cash and short term investments available to finance future operations. Our cash and cash equivalents are held at two financial institutions to reduce our concentration risk. Management believes that the financial institutions it uses are of high credit quality. Since our inception, we have generated significant operating losses in developing our product candidates. Accordingly, we have historically used cash in our operating activities, and for the three months ending March 31, 2007 we used approximately $8.4 million to fund these activities. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations as outlined below, we believe that the proceeds from our initial public offering, together with our existing cash resources and government grant funding will be sufficient to finance our planned operations into, but not through, the second quarter of 2008. However, over the next several years, we will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our available funds in accordance with our investment policy to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with original maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in corporate debt, commercial paper and U.S. government securities with maturities of more than three months and less than a year. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with any unrealized gains or losses reported as a separate component of stockholders’ deficit (accumulated other comprehensive loss). Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, as of March 31, 2007, because our available funds are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material, even if market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Principal Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act due to the existence of the material weakness described below.
     A “material weakness”, as defined under the standards of the Public Company Accounting Oversight Board (United States) was identified. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, the Company did not maintain effective internal control over financial reporting because the Company: (1) did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principals commensurate with the Company’s financial accounting and reporting requirements; and (2) the period-end financial close and reporting process was not operating effectively. In an effort to remediate this material weakness, the Company intends to hire additional accounting and financial personnel, and to enhance its financial reporting procedures and systems.
Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
          During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007.
          You should consider carefully the information about the risks described, together with the other information contained in our Annual Report, this Quarterly Report and in our other public filings before making any investment decisions regarding our stock. If any of the risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline, and you may lose all or part of the money you paid to buy our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
          Since January 1, 2007, we granted stock options to certain employees, directors and consultants under our 1997 Stock Option Plan covering an aggregate of 203,000 shares of common stock, at an exercise price of $14.00 per share. Of these, options covering an aggregate of 10,000 shares were canceled without being exercised. We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the sales and issuances of such options by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.
          No underwriters were employed in any of the above transactions.
     (b) Use of Proceeds from Registered Securities
          On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement on Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. The offering closed on February 7, 2007. The underwriters of the offering were RBC Capital Markets Corporation, Jefferies & Company, Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co., Inc.
          All 5,000,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $14.00. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. At March 31, 2007, we had $63.2 million in cash and short term investments. The net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. As a result of the initial public offering, together with our existing cash reserves and government grant funding, the company believes it has enough cash to fund operations into but not through the second quarter of 2008.
          There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
By:	/s/ David S. Barlow
David S. Barlow
Chairman and Chief Executive Officer

     Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002