Form 10-Q
period 2007-06-30
Molecular Insight Pharmaceuticals, Inc.
filed 2007-08-13
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
The number of shares outstanding of the registrant’s common stock as of August 1, 2007 was 24,802,896.

INDEX TO FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements-Unaudited	3
	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and for the period from inception (January 10, 1997) to June 30, 2007	4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2007	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and cumulative from the period from inception (January 10, 1997) to June 30, 2007	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits	19
SIGNATURES		20
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32 Section 906 Certification of CEO & CFO

Item 1. Financial Statements-Unaudited
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$8,915,857	$5,601,812
Investments	—	44,172,728
Accounts receivable—research and development grants	127,924	344,309
Prepaid expenses and other current assets	1,563,314	1,049,989

Total current assets	10,607,095	51,168,838
Property and equipment—net	886,783	2,002,082
Deferred stock offering cost	982,195	—
Deposits	7,291	542,588
Other assets	450,811	186,822

Total assets	$12,934,175	$53,900,330

Current liabilities:
Notes payable, current portion	$1,734,672	$1,746,916
Accounts payable	1,499,830	1,395,425
Accrued expenses	5,812,055	6,664,887
Accounts payable and accrued expenses — related parties	684,243	948,461
Success fee liability	278,000	—

Total current liabilities	10,008,800	10,755,689

Notes payable — less current portion	1,832,384	937,981
Convertible note payable	5,093,884	—
Convertible note payable — related party	9,433,119	—
Convertible note payable — accrued interest	111,255	—
Convertible note payable — accrued interest related party	206,028	—
Deferred rent	22,568	—
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock, $0.01 par value — at carrying value, including accrued dividends; authorized 359,515 December 31, 2006 and June 30, 2007; 315,570 shares issued and outstanding at December 31, 2006 and 0 shares outstanding at June 30, 2007 (liquidation preference and redemption value of approximately $63,000 and $49,000 at December 31, 2006 and $0 at June 30, 2007)	48,089,941	—

Stockholders’ equity (deficit):

Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2006 and June 30, 2007; issued and outstanding, 4,637,493 and 24,802,896 shares at December 31, 2006 and June 30, 2007, respectively	46,375	248,029
Additional paid-in capital	23,770,599	152,515,299
Deferred stock-based compensation	(352,224)	(263,424)
Accumulated other comprehensive income (loss)	(520)	10,769
Deficit accumulated during the development stage	(85,328,034)	(110,304,013)

Total stockholders’ equity (deficit)	(61,863,804)	42,206,660

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$12,934,175	$53,900,330

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					10-Jan-97
					(Date of
	Three Months Ended		Six Months Ended		Inception)
	June 30,		June 30,		Through
	2006	2007	2006	2007	June 30, 2007

Revenue — Research and development grants	$82,391	$14,686	$163,909	$262,253	$4,677,846

Operating expenses:
Research and development	3,529,211	7,612,449	7,597,331	17,229,625	61,406,849
Research and development — related parties	90,222	70,634	90,222	138,762	1,246,063
General and administrative	1,882,578	3,462,538	3,896,261	5,926,823	36,933,012
General and administrative — related parties	87,634	968,068	977,394	1,578,187	5,189,515
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	5,589,645	12,113,689	12,561,208	24,873,397	114,542,569

Loss from operations	(5,507,254)	(12,099,003)	(12,397,299)	(24,611,144)	(109,864,723)

Other (expense) income:
Interest income	89,512	620,412	255,501	1,146,329	2,272,002
Interest expense	(130,697)	(53,864)	(248,835)	(1,489,068)	(2,865,330)
Interest expense-related parties	—	—	—	—	(57,200)
Management fees (expense) income-related party	—	(11,515)	—	(22,096)	211,238

Total other (expense) income, net	(41,185)	555,033	6,666	(364,835)	(439,290)

Net loss	(5,548,439)	(11,543,970)	(12,390,633)	(24,975,979)	(110,304,013)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(939,420)	—	(1,894,034)	(1,368,126)	(12,297,690)

Net loss attributable to common stockholders	$(6,487,859)	$(11,543,970)	$(14,284,667)	$(26,344,105)	$(122,601,703)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable
to common stockholders	$($1.44)	$(0.47)	$(3.23)	$(1.24)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	4,500,541	24,782,715	4,426,879	21,208,365

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Redeemable Convertible		Stockholders’ Equity (Deficit)
	Preferred Stock,		Common Stock
	$0.01 Par Value		$0.01 Par Value
								Deficit
								Accumulated
					Additional	Deferred	Other	During the	Total	Total
	Number of	Carrying	Number of		Paid-in	Stock-Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Par Value	Capital	Compensation	Income (Loss)	Stage	Equity (Deficit)	Income (Loss)

Balance at December 31, 2006	315,570	$48,089,941	4,637,493	$46,375	$23,770,599	$(352,224)	$(520)	$(85,328,034)	$(61,863,804)
Issue common stock on initial public offering	—	—	5,000,000	50,000	62,544,940	—	—	—	62,594,940
Issue common stock on exercise of warrants	—	—	444,981	4,449	1,388,001	—	—	—	1,392,450
Issue common stock on conversion of preferred stock	(315,570)	(49,457,978)	12,566,608	125,666	49,332,312	—	—	—	49,457,978
Accrete dividends	—	1,368,037	—	—	(1,368,037)	—	—	—	(1,368,037)
Issue common stock on conversion of convertible debt	—	—	2,029,233	20,292	15,894,180	—	—	—	15,914,472
Issue common stock on exercise of options	—	—	124,581	1,247	92,904	—	—	—	94,151

Deferred Stock based compensation	—	—	—	—	—	88,800	—	—	88,800
Stock-based compensation for non employees awards	—	—	—	—	109,334	—	—	—	109,334
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	11,289	—	11,289	$11,289
Stock-based compensation for employees awards	—	—	—	—	751,066	—	—	—	751,066

Net loss	—	—	—	—	—	—	—	(24,975,979)	(24,975,979)	(24,975,979)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(24,964,690)

Balance June 30, 2007	—	$—	24,802,896	$248,029	$152,515,299	$(263,424)	$10,769	$(110,304,013)	$42,206,660

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative for
			the Period From
			January 10, 1997
			(Date of
	Six Months Ended		Inception)
	June 30,		Through
	2006	2007	June 30, 2007
Cash flows from operating activities:
Net loss	($12,390,633)	($24,975,979)	($110,304,013)
Adjustments to reconcile net loss to cash used in operating activities, net of acquisition:
Noncash interest expense on promissory notes payable to stockholders	—	1,448,836	2,355,788
Depreciation and amortization	122,633	274,698	11,256,823
Stock-based compensation expense	1,023,979	949,200	11,342,905
Deferred rent	(22,569)	(22,568)	(157,987)
Other	—	—	4,787
Changes in assets and liabilities
Accounts receivable	290,288	(216,385)	(282,162)
Prepaid expenses and other current assets	213,560	833,156	(383,068)
Accounts payable	(683,479)	1,157,017	1,911,041
Success fee liability	32,600	(300,000)	(300,000)
Accrued expenses and other	1,816,894	1,134,918	6,956,777
Accounts payable and accrued expenses-related parties	(130,111)	(684,243)	106,667
Other assets	(300,000)	(535,300)	(535,300)

Net cash used in operating activities	(10,026,838)	(20,936,650)	(78,027,742)

Cash flows from investing activities:
Purchases of investments	—	(46,649,562)	(61,222,727)
Maturities/sales of investments	12,562,814	2,488,123	17,060,768
Purchase of property and equipment	(474,432)	(1,389,997)	(3,110,050)
Collection of advance and note receivable for stockholder	—	—	135,500
Net cash received on acquisition of Zebra Pharmaceuticals, Inc.	—	—	171,560

Net cash provided (used) by investing activities	12,088,382	(45,551,436)	(46,964,949)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants — net of issuance costs	—	62,594,940	70,763,155
Offering costs	(229,900)	—	(387,148)
Advances received for stock subscription—net	—	—	5,314,619
Proceeds from issuance of note payable — net of issuance costs	—	—	20,482,928
Proceeds from issuance of notes payable to stockholders and issuance of warrants	—	—	1,645,000
Payment on notes payable	(794,529)	(907,500)	(3,100,582)
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock—net of issuance costs	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred stock—net of issuance costs	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	90,363	1,486,601	1,940,171
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash (used) provided by financing activities	(934,066)	63,174,041	130,594,503

Net increase (decrease) in cash and cash equivalents	1,127,478	(3,314,045)	5,601,812
Cash and cash equivalents —beginning of period	5,810,540	8,915,857	—

Cash and cash equivalents —end of period	$6,938,018	$5,601,812	$5,601,812

Supplemental disclosures of cash flows information:
Cash paid for interest	$191,442	$108,510	$485,406

Noncash investing and financing activities:
Issue common stock on conversion of preferred stock	—	49,457,978	49,457,978
Issue common stock on conversion of convertible debt	—	15,914,472	15,914,472
Notes payable to stockholders including accrued interest of $55,000 converted into Series A redeemable convertible preferred stock	—	—	605,000

Accrued expenses and accounts payable converted into redeemable convertible preferred stock	—	—	210,243
Leasehold improvements paid by landlord	—	—	203,127
Issuance of notes payable for prepaid insurance and conversion of accrued expenses	—	—	341,986
Issuance of 349,525 shares of common stock and 354,200 stock options on acquisition of Zebra Pharmaceuticals, Inc., net of cash received	—	—	10,041,257
Acquisition of equipment under capital lease obligations	—	—	74,999
See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     On June 1, 2007 the Company formed Molecular Insight Limited, a wholly owned subsidiary based in the United Kingdom which was created to carry on the Company’s operations in Europe. The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
     In connection with the initial public offering discussed above, all outstanding shares of Series A, B and C Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Preferred Stock, respectively. Warrants to purchase common stock were exercised for 406,346 shares of the Company’s common stock at an average price of $3.52 per share. In addition, the Convertible Notes and accrued interest of $15,717,283 at December 31, 2006 converted into 2,029,159 shares of common stock. As a result of the initial public offering, together with our existing cash resources and government grant funding, the Company believes it has enough cash to fund operations into but not through the second quarter of 2008.
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     Investments — Investments consist of marketable securities which have a maturity date greater than three months when purchased and are available for operating purposes. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as accumulated other comprehensive income (loss) within. As of June 30, 2007, investments consist of treasury bonds. The fair value approximates the carrying value as of June 30, 2007, due to the short-term nature of these investments, with the adjustment from amortized cost included in accumulated other comprehensive loss.
4. STOCK-BASED COMPENSATION
     Stock Option Plan — The Company’s stock-based awards include common stock options, common stock warrants and restricted common stock. In 1997, the Company’s stockholders and Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”). Under the 1997 Plan, the Board of Directors may grant incentive stock options and nonqualified stock options to officers, directors, and other key employees of the Company, its subsidiaries and non-employees and consultants. The 1997 Plan permits the Board of Directors to determine the number of options, the exercise price, the vesting schedule and the expiration date of stock options. The 1997 Plan provides that the exercise price of each incentive stock option must be at least equal to 100% of the estimated fair market value of the common stock on the grant date (110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date before the tenth anniversary of the grant date of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). Options typically expire 10 years from the date of grant and generally vest over a period of four years from the date of grant. In May 2006, the Board of Directors voted to amend the 1997 Plan by increasing the reserved shares by 666,667, which was subsequently approved by stockholders in August 2006 to allow for a total of 2,833,333 shares issuable under the 1997 Plan. As of June 30, 2007, the Company had no shares of common stock available for future grant under the 1997 Plan. On August 31, 2006 the stockholders approved 2,300,000 shares for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows awards to be granted after February 1, 2007, the effective date of the Company’s initial public offering. The Company satisfies share option exercises and issuance of share awards through the issuance of new shares.
     SFAS 123(R) — On January 1, 2006, the Company adopted the provisions of SFAS 123(R). The Company has computed stock-based compensation under SFAS 123(R) for options granted using the Black-Scholes option pricing model for the quarters and six months ended June 30, 2007 and 2006. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock during the expected option life, risk free interest rates, and dividend rates.
The Company assumed the following for the three and six months periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2007	2006	2007
Risk free interest rates	4.55% to 4.63%	4.78%	4.55% to 4.63%	4.65% to 5.01%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	1.45%	1.45%	1.45%	1.45%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	65.02%	63.92%	65.02%	63.09% to 68.73%

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The total value of options granted during the six months ended June 30, 2007 and 2006 was $3,738,010 and $1,017,186 respectively, and $7.66 and $2.20 per option.
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
     Stock-based compensation expense presented in the accompanying consolidated statements of operations total $1,024,000 and $949,000 for the six months ended June 30, 2006 and 2007, respectively. Stock compensation expense for the six months ended June 30, 2007 included $157,000 related to modification of options to extend the vesting or exercise period of certain awards.
Information concerning all stock option activity for the six months ended June 30, 2006 and 2007 is summarized as follows:

	2006		2007
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price	of	Price
	Shares	per Share	Shares	per Share
Options outstanding beginning of year	1,517,006	$1.69	1,870,839	$2.46
Granted	463,200	3.68	488,000	12.72
Exercised	(143,939)	0.63	(124,584)	0.76
Cancelled	(9,167)	5.18	(17,665)	10.24

Options outstanding end of period	1,827,100	$2.03	2,216,590	$4.75

Options exercisable	784,728	$0.96	1,035,245	$1.68

Options available for grant	2,300,000		2,015,000

Weighted average fair value of options granted during the period		$3.68		$12.72

     The total intrinsic value of outstanding options as of June 30, 2007 was $10,395,807. The total intrinsic value of options exercised for the six months ended June 30, 2007 was $1,081,873.
Information concerning nonvested restricted stock activity for the six months ended June 30, 2007 is summarized as follows:

2007
	Number	Grant Date
	of Shares	Fair Value
Nonvested shares at beginning of year	27,375	$0.60
Granted	—	—
Vested	(27,375)	$0.60

Nonvested shares at end of period	—	—

Forfeited or Expired shares at end of period	—	—

The total fair value of stock awards vested during the six-month period ended June 30, 2007 was $369,563.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2006	2007	2006	2007
Numerator:
Net loss attributable to common stockholders	$(6,487,859)	$(11,543,970)	$(14,284,667)	$(26,344,105)

Denominator:
Weighted average common shares outstanding	4,500,541	24,782,715	4,426,879	21,208,365

Net loss attributable to common stockholders per share — basic and diluted	$(1.44)	$(0.47)	$(3.23)	$(1.24)
     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three and six months ended June 30, 2006 and 2007, options to purchase 1,827,100 and 2,236,590 shares of common stock, respectively, and warrants to purchase 406,346 and 394,877, respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007:
Lab and other equipment	$2,425,123
Furniture and fixtures	167,956
Leasehold improvements	532,492

Total property and equipment, at cost	3,125,571
Less accumulated depreciation and amortization	(1,123,489)

Property and equipment, net	$2,002,082

Depreciation and amortization expense was $274,698 for the six months ended June 30, 2007.
7. ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2007:
Accrued bonuses	$879,774
Clinical trials	2,291,639
Professional fees	804,738
Accrued vacation	235,494
Deferred rent — current portion	45,137
Preclinical testing	299,615
Clinical trials materials	256,268
Commercial manufacturing	1,015,144
Sponsored research	160,955
Accrued purchases-credit cards	113,608
Other	844,601

$6,946,973
Less related party accrued expenses	(282,086)

Total	$6,664,887

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. NOTES PAYABLE
Debt consisted of the following as of June 30, 2007:

Description	Principal
Ritchie Note	$2,684,897
Unamortized debt discount	30,178

Total	$2,715,075

As of June 30, 2007, future payments of principal on all existing notes were due as follows:

Principal
as of
Fiscal Year Ending December 31,	June 30,

2007 (remaining 6 months)	$869,504
2008	1,845,571

Total principal payments	2,715,075
Less: current portion	1,746,916
Less: debt discount	30,178

Total noncurrent notes payable	$937,981

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK
     The Company has authorized 359,515 shares of preferred stock for issuance, of which certain shares are designated as Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”) and Series C redeemable convertible preferred stock (“Series C”). The Company first issued redeemable convertible preferred stock in 2003. On February 7, 2007, the initial public offering was closed, and all outstanding shares of Series A, B and C Convertible Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Convertible Preferred Stock, respectively. Warrants to purchase common stock were exercised for 406,346 shares of the Company’s common stock at an average price of $3.45 per share.
10. COMMITMENTS AND CONTINGENCIES
     As of June 30, 2007, we are not a party to any material legal proceedings.
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
     Effective January 1, 2007, the Company adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in currently evaluating whether adoption of SFAS 159 will have an impact on our financial statements.

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
Financial Operations Overview
     Revenue — Research and Development Grants. Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government appropriation and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the $721,939 remaining portion of grants that we had been awarded as of June 30, 2007. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
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

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Zemiva and our other platform and general R&D programs were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Program	2006	2007	2006	2007
Azedra and Ultratrace platform	$546	$2,135	$1,477	$3,606
Onalta	—	396	—	2,771
Solazed	—	241	—	1,244
Zemiva	1,390	2,008	2,855	4,269
Other Platform and general R&D	1,683	2,903	3,355	5,478

Total	$3,619	$7,683	$7,687	$17,368

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
     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense, legal fees relating to patent and corporate matters, fees for accounting and financial consulting services, and financing commitment fees.
     Stock-Based Compensation Expense. Operating expenses include stock-based compensation expense. Stock-based compensation expense results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and nonemployees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $1,024,000 and $949,000 are included in the Statements of Operations for the six months ended June 30, 2006 and June 30, 2007, respectively. See discussion under “Critical Accounting Policies and Estimates — Stock-Based Compensation.”
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue — Research and Development Grants. Revenue decreased by $68,000, or 82%, to $15,000 for the three months ended June 30, 2007 from $82,000 for the three months ended June 30, 2006. The decrease is primarily attributed to less hours incurred during the period as existing projects reached completion and no new projects were initiated in the quarter ended June 30, 2007.
     Research and Development Expense. Research and development expense increased $4.1 million, or 117%, to $7.6 million for the three months ended June 30, 2007 from $3.5 million for the three months ended June 30, 2006. The second quarter of 2007 expense included $2.2 million of costs for the Zemiva and Azedra trial costs. Also contributing to the increase was $996,000 in additional compensation related expense, including stock based compensation, due to growth in personnel hired throughout 2007.
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

     General and Administrative Expense. General and administrative expense increased $2.4 million or 120%, to $4.4 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The major increases in 2007 were the increased compensation expense (including stock based compensation) of $676,000, including CFO severance increased consulting and outside services of $776,000, increased legal fees of $370,000, increased recruiting and relocation fees of $147,000, increased corporate communications, sales and marketing expenses of $266,000 and increased insurance expenses of $122,000. These increases were primarily a result of both additional services and expenses related to our new public company legal and reporting requirements following the initial public offering in the first quarter of 2007, increased Sarbanes-Oxley compliance consulting services and additional consulting services to support accounting and finance personnel in the second quarter of 2007. In addition, we incurred greater internal and external business development costs to support our various product development efforts.
     Other (Expense) Income, Net. Other (expense) income, net was $555,000 in income (net) for the three months ended June 30, 2007 compared to $41,000 expense (net) for the three months ended June 30, 2006. During the quarters ended June 30, 2007 and 2006, interest income was $620,000 and $90,000, respectively, and interest expense was $54,000 and $131,000, respectively. This increase was primarily due to additional interest income from the higher cash and investment funds following the inital public offering and lower interest expense from reduction in notes payable, from the payoff of debt and the conversion of convertible debt to common stock following the initial public offering. The decrease in interest expense of $77,000 is due to the reduction in notes payable in the second quarter of 2007 compared to the second quarter of 2006. Total outstanding notes payable was $3.6 million on June 30, 2006 compared to $2.7 million on June 30, 2007.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs were $0 for the three months ended June 30, 2007 compared to $939,000 for three months ended June 30, 2006. This decrease is a result of the preferred stock being converted to common stock on February 1, 2007 following the initial public offering. Upon completion of the initial public offering no redeemable convertible preferred stock is outstanding, and, accordingly, there will be no further accrual of dividends or accretion of issuance costs on these shares.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue — Research and Development Grants. Revenue increased by $98,000, or 60%, to $262,000 for the six months ended June 30, 2007 from $164,000 for the six months ended June 30, 2006. The Company receives funding under various Research and Development grants and the increase is primarily attributed to the increased workload and reimbursable expenses for the six months of 2007.
     Research and Development Expense. Research and development expense increased $9.7 million, or 126%, to $17.4 million for the six months ended June 30, 2007 from $7.7 million for the six months ended June 30, 2006. The first six months of 2007 expense included $3.5 million of costs for the Onalta and Solezad license agreements and technology transfer and $3.8 million of expense for the Zemiva and Azedra trial costs. Also contributing to the increase was $1.8 million in additional compensation related expense, including stock based compensation, due to growth in personnel hired throughout the latter half of 2006 and the first six months of 2007.
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
     General and Administrative Expense. General and administrative expense increased $2.6 million or 54%, to $7.5 million for the six months ended June 30, 2007 from $4.9 million for the six months ended June 30, 2006. The major increases in 2007 were the reserve for prepaid expenses and other current assets of $490,000, increased compensation expense (excluding stock based compensation) of $843,000, increased consulting and outside services of $859,000, increased legal fees of $458,000, increased recruiting and relocation fees of $192,000, increased corporate communications expenses of $120,000 and increased insurance expenses of $201,000. These increases were primarily a result of both additional services and expenses related to our new public company legal and reporting requirements following the initial public offering in the first quarter of 2007, increased Sarbanes-Oxley compliance consulting services and additional support needed following the resignation of the Company’s Chief Financial Officer early in the second quarter of 2007. In addition, we incurred greater internal and external business development costs to support our various product development efforts. These increases were offset by the reduction of $330,000 in costs incurred in the six months ended June 30, 2006 for the postponed initial public offering. Also offsetting the increase was a $452,000 decrease in stock based compensation expense. Stock-based compensation decreased to $546,000 for the six months ended June 30, 2007 compared to $998,000 for the six months ended June 30, 2006, primarily due to a decrease in the estimated fair value of our stock price in the second half of 2006.
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

     Other (Expense) Income, Net. Other (expense) income, net decreased $358,000 to $(365,000) for the six months ended June 30, 2007 from net other income of $7,000 for the six months ended June 30, 2006. During the first six months of 2007 and 2006, interest income was $1,146,000 and $256,000, respectively, and interest expense was $1.5 million and $249,000, respectively. This increase was primarily due to additional interest income from the higher cash and investment funds followind the initial public offering and lower interest expense from reduction in notes payable, from the payoff of debt and the conversion of convertible debt to common stock following the initial public offering. The increase in interest expense of $1.2 million for the first six months of 2007 compared to the first six months of 2006 was primarily due to the $1.2 million of noncash interest expense resulting from the remaining unamortized discount realized on the convertible notes which were converted to common stock upon the completion of the initial public offering.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs decreased $526,000 to $1.4 million for the six months ended June 30, 2007 from $1.9 million for six months ended June 30, 2006. This decrease was attributable to reduced dividends of $1.2 million partially offset by increased accretion of issuance costs of $688,000 for the first six months of 2007 as compared to the first six months of 2006. The increased issuance costs resulted from the acceleration of amortization of these costs upon conversion of the preferred stock to common stock on February 1, 2007 following the initial public offering. The decrease in dividends was also a result of the initial public offering as the redeemable convertible preferred stock was no longer outstanding, and, accordingly, no further accrual of dividends was necessary.
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
     Prior to our IPO, we have financed our business primarily through the issuance of equity securities, revenues from government grants, debt financings and equipment leases. Through December 31, 2006, we had received net cash proceeds of $49.3 million from the issuance of shares of preferred and common stock, $15.2 million from issuance of convertible notes payable, $5.0 million from a note payable, and $4.3 million from government grants. At June 30, 2007, we had $49.8 million in cash and investments available to finance future operations. Our cash and cash equivalents are held at two financial institutions to reduce our concentration risk. Management believes that the financial institutions it uses are of high credit quality. Since our inception, we have generated significant operating losses in developing our product candidates. Accordingly, we have historically used cash in our operating activities, and for the six months ended June 30, 2007 we used approximately $20.6 million to fund these activities. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of  SFAS 159 will have an impact on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our available funds in accordance with our investment policy to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with original maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in corporate debt, commercial paper and U.S. government securities with maturities of more than three months and less than a year. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with any unrealized gains or losses reported as a separate component of stockholders’ deficit (accumulated other comprehensive loss). Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, as of June 30, 2007, because our available funds are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material, even if market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Principal Executive Officer and Acting Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act due to the existence of the material weakness described below.
     A “material weakness”, as defined under the standards of the Public Company Accounting Oversight Board (United States) was identified. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, the Company did not maintain effective internal control over financial reporting because the Company: (1) did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principals commensurate with the Company’s financial accounting and reporting requirements; and (2) the period-end financial close and reporting process was not operating effectively. In an effort to remediate this material weakness, the Company intends to hire additional accounting and financial personnel, and to enhance its financial reporting procedures and systems.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
          During the three months period ended June 30, 2007, we issued 24,164 shares of common stock in connection with exercise of certain stock options granted under our 1997 Stock Option Plan, at an exercise price ranging from $0.03 to $3.00 per share. The proceeds from sales of common stock upon exercise of the said options were $33,651 and were used for working capital. We claimed exemption from registration under the Securities Act for the issuances of such shares of common stock by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients has adequate access, through their relationships with us, to information about us.
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
          All 5,000,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $14.00. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. At June 30, 2007, we had $49.8 million in cash and short term investments. The net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. As a result of the initial public offering, together with our existing cash reserves and government grant funding, the company believes it has enough cash to fund operations into but not through the second quarter of 2008.
          There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On May 14, 2007, we held our 2007 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes of the stockholders specified below:
Proposal 1:  To elect two Class I directors, Mr. David M. Stack and Mr. Harry Stylli, Ph.D. to serve a term of three years or until each of their respective successors is elected and qualified.
The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting.
The voting result were:
Class I Director Nominee	For	Withheld

David M. Stack	15,449,898	20,732

Harry Stylli, Ph.D.	15,445,337	25,293
Class II Directors and Class III Directors: Daniel Frank, Lionel Sterling, John W. Babich and David S. Barlow were not subject to election at 2007 Annual Meeting of Stockholders and continue to hold office until the end of their terms.
Proposal 2:  To ratify the selection of Deloitte & Touche LLP, independent registered public account firm, as auditors of our company for the fiscal year ending December 31, 2007.
Our stockholders ratified the selection of Deloitte & Touche as our auditors for he fiscal year ending December 29, 2007, by the following votes:
For	Against	Abstain	Broker Non-Vote

15,468,137	2,459	34	0
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2007.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
By:	/s/ David S. Barlow
David S. Barlow
Chairman and Chief Executive Officer

     Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Acting Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002