Form 10-Q
period 2007-09-30
Molecular Insight Pharmaceuticals, Inc.
filed 2007-11-13
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 24,862,812.

INDEX TO FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements-Unaudited	3
	Consolidated Balance Sheets at December 31, 2006 and September 30, 2007	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2007 and cumulative from the period from inception (January 10, 1997) to September 30, 2007	4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit)Equity for the Nine Months Ended September 30, 2007	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2007 and cumulative from the period from inception (January 10, 1997) to September 30, 2007	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits	19
SIGNATURES		20
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32 Section 906 Certification of CEO & CFO

Item 1. Financial Statements-Unaudited
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
		(Unaudited)

Current assets:
Cash and cash equivalents	$8,915,857	$14,672,015
Investments	—	24,052,224
Accounts receivable—research and development grants	127,924	172,551
Prepaid expenses and other current assets	1,563,314	1,000,290

Total current assets	10,607,095	39,897,080
Property and equipment—net	886,783	1,900,805
Deferred stock offering cost	982,195	—
Deposits	7,291	542,588
Other assets	450,811	668,593

Total assets	$12,934,175	$43,009,066

Current liabilities:
Notes payable, current portion	$1,734,672	$1,789,228
Accounts payable	1,499,830	2,766,727
Accrued expenses	5,812,055	7,656,829
Accounts payable and accrued expenses — related parties	684,243	737,696
Success fee liability	278,000	—

Total current liabilities	10,008,800	12,950,480

Notes payable — less current portion	1,832,384	474,546
Convertible note payable	5,093,884	—
Convertible note payable — related party	9,433,119	—
Convertible note payable — accrued interest	111,255	—
Convertible note payable — accrued interest related party	206,028	—
Deferred rent	22,568	—
Commitments and contingencies (Note 10)

Redeemable convertible preferred stock, $0.01 par value — at carrying value, including accrued dividends; authorized 359,515 shares at December 31, 2006 and September 30, 2007; 315,570 shares issued and outstanding at December 31, 2006 and 0 shares outstanding at September 30, 2007 (liquidation preference and redemption value of approximately $63,000 and $49,000 at December 31, 2006 and $0 at September 30, 2007)	48,089,941	—

Stockholders’ (deficit) equity:

Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2006 and September 30, 2007; issued and outstanding, 4,637,493 and 24,807,896 shares at December 31, 2006 and September 30, 2007, respectively	46,375	248,079
Additional paid-in capital	23,770,599	153,005,040
Deferred stock-based compensation	(352,224)	(223,211)
Accumulated other comprehensive (loss) income	(520)	53,029
Deficit accumulated during the development stage	(85,328,034)	(123,498,897)

Total stockholders’ (deficit) equity	(61,863,804)	29,584,040

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$12,934,175	$43,009,066

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					10-Jan-97
					(Date of
	Three Months Ended		Nine Months Ended		Inception)
	September 30,		September 30,		Through
	2006	2007	2006	2007	September 30, 2007

Revenue — Research and development grants	$42,550	$316,642	$206,459	$578,895	$4,994,488

Operating expenses:
Research and development	3,971,662	9,727,058	11,568,993	26,956,683	71,133,907
Research and development — related parties	36,899	34,917	127,121	173,679	1,280,980
General and administrative	2,166,094	3,315,670	6,062,355	9,264,589	40,270,778
General and administrative — related parties	362,899	875,117	1,340,293	2,453,304	6,064,632
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	6,537,554	13,952,762	19,098,762	38,848,255	128,517,427

Loss from operations	(6,495,004)	(13,636,120)	(18,892,303)	(38,269,360)	(123,522,939)

Other (expense) income:
Interest income	45,249	481,803	300,750	1,628,133	2,753,806
Interest expense	(144,790)	(40,568)	(393,625)	(1,529,636)	(2,905,898)
Interest expense-related parties	—	—	—	—	(57,200)
Management fees (expense) income-related party	—	—	—	—	233,334

Total other (expense) income, net	(99,541)	441,235	(92,875)	98,497	24,042

Net loss	(6,594,545)	(13,194,885)	(18,985,178)	(38,170,863)	(123,498,897)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(991,495)	—	(2,885,529)	(1,368,126)	(12,297,690)

Net loss attributable to common stockholders	$(7,586,040)	$(13,194,885)	$(21,870,707)	$(39,538,989)	$(135,796,587)

Net loss per share attributable to common stockholders:

Basic and diluted net loss per share attributable to common stockholders	$($1.67)	$(0.53)	$(4.90)	$(1.76)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	4,534,312	24,807,244	4,460,685	22,421,174

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
(DEFICIT) EQUITY (UNAUDITED)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible							Deficit
	Preferred Stock,		Common Stock				Accumulated	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Deferred	Other	During the	Total	Total
	Number of	Carrying	Number of	Par	Paid-in	Stock-Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Compensation	Income (Loss)	Stage	Equity(Deficit)	Income(Loss)

Balance at January 1, 2007	315,570	$48,089,941	4,637,493	$46,375	$23,770,599	$(352,224)	$(520)	$(85,328,034)	$(61,863,804)
Issue common stock on initial public offering	—	—	5,000,000	50,000	62,544,940	—	—	—	62,594,940

Issue common stock on exercise of warrants	—	—	444,981	4,449	1,388,001	—	—	—	1,392,450
Issue common stock on conversion of preferred stock	(315,570)	(49,457,978)	12,566,608	125,666	49,332,312	—	—	—	49,457,978
Accrete dividends	—	1,368,037	—	—	(1,368,037)	—	—	—	(1,368,037)
Issue common stock on conversion of convertible debt	—	—	2,029,233	20,292	15,894,180	—	—	—	15,914,472

Issue common stock on exercise of options	—	—	129,581	1,297	93,954	—	—	—	95,251

Deferred stock-based compensation	—	—	—	—	—	129,013	—	—	129,013
Stock-based compensation for non employees awards	—	—	—	—	78,555	—	—	—	78,555

Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	53,549	—	53,549	$53,549
Stock-based compensation for employee awards	—	—	—	—	1,270,536	—	—	—	1,270,536

Net loss	—	—	—	—	—	—	—	(38,170,863)	(38,170,863)	(38,170,863)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(38,117,314)

Balance September 30, 2007	—	$—	24,807,896	$248,079	$153,005,040	$(223,211)	$53,029	$(123,498,897)	$29,584,040

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative for
			the Period From
			January 10, 1997
			(Date of
	Nine Months Ended		Inception)
	September 30,		Through
	2006	2007	September 30, 2007
Cash flows from operating activities:
Net loss	($18,985,178)	($38,170,863)	($123,498,897)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense on promissory notes payable to stockholders	121,583	1,687,165	2,594,118
Depreciation and amortization	210,107	467,105	11,449,229
Stock-based compensation expense	1,369,262	1,478,104	11,871,809
Deferred rent	(33,854)	(22,568)	(157,987)
Other	—	5,558	10,345
Changes in assets and liabilities
Accounts receivable	321,278	(44,627)	(110,404)
Prepaid expenses and other current assets	(449,106)	882,855	(333,369)
Accounts payable	(868,647)	1,861,944	2,615,968
Success fee liability	61,400	(300,000)	(300,000)
Accrued expenses and other	3,280,916	53,453	5,875,042
Accounts payable and accrued expenses-related parties	(356,560)	1,844,774	2,635,684
Other assets	—	(1,220,726)	(1,220,726)
Net cash used in operating activities	(15,328,799)	(31,477,826)	(88,569,188)
Cash flows from investing activities:
Purchases of investments	—	(46,975,509)	(61,548,674)
Maturities/sales of investments	12,572,645	22,976,834	37,549,479
Purchase of property and equipment	(619,668)	(1,486,684)	(3,206,737)
Collection of advance and note receivable for stockholder	—	—	135,500
Net cash received on acquisition of Zebra Pharmaceuticals, Inc.	—	—	171,560
Net cash provided (used) by investing activities	11,952,977	(25,485,359)	(26,898,872)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants — net of issuance costs	—	62,594,940	70,763,155
Offering costs	(9,346)	—	(387,148)
Advances received for stock subscription—net	—	—	5,314,619
Proceeds from issuance of note payable — net of issuance costs	14,950,000	—	20,482,928
Proceeds from issuance of notes payable to stockholders and issuance of warrants	—	—	1,645,000
Payment on notes payable	(1,151,411)	(1,363,298)	(3,556,379)
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock—net of issuance costs	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred stock—net of issuance costs	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	91,239	1,487,701	1,941,271
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	13,880,482	62,719,343	130,139,806
Net increase (decrease) in cash and cash equivalents	10,504,660	5,756,158	14,671,746
Cash and cash equivalents —beginning of period	5,810,540	8,915,857	—
Cash and cash equivalents —end of period	$16,315,200	$14,672,015	$14,671,746
Supplemental disclosures of cash flows information:
Cash paid for interest	$300,742	$158,550	$535,446

Noncash investing and financing activities:
Issue common stock on conversion of preferred stock	$—	$49,457,978	$49,457,978
Issue common stock on conversion of convertible debt	—	15,914,472	15,914,472
Notes payable to stockholders including accrued interest of $55,000 converted into Series A redeemable convertible preferred stock	—	—	605,000
Property and equipment included in accounts payable	7,925	—	—
Accrued expenses and accounts payable converted into redeemable convertible preferred stock	—	—	210,243
Leasehold improvements paid by landlord	—	—	203,127
Issuance of notes payable for prepaid insurance and conversion of accrued expenses	—	—	341,986
Issuance of 349,525 shares of common stock and 354,200 stock options on acquisition of Zebra Pharmaceuticals, Inc., net of cash received	—	—	10,041,257
Acquisition of equipment under capital lease obligations	—	—	74,999
Deferred stock offering costs included in accounts payable and accrued expenses	—	111,405	111,405
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
     Risks and Uncertainties — The Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, ability to reach commercial production of its product candidates, and the need to obtain additional financing. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available to us on acceptable terms, or at all, restrictive covenants around our recent bond offering, may limit the type and size of future financing arrangements and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
2. INITIAL PUBLIC OFFERING
     On February 7, 2007, the Company completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and offering expenses totaling approximately $7.4 million.
     In connection with the initial public offering discussed above, all outstanding shares of Series A, B and C Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Preferred Stock, respectively. Warrants to purchase common stock were exercised for 406,346 shares of the Company’s common stock at an average price of $3.52 per share. In addition, the Convertible Notes and accrued interest of $15,914,472 at February 7, 2007 converted into 2,029,159 shares of common stock. As a result of the initial public offering, together with our existing cash resources and government grant funding, the Company believes it has enough cash to fund operations into 2010.
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
     Investments — Investments consist of marketable securities which have a maturity date greater than three months when purchased and are available for operating purposes. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as accumulated other comprehensive income (loss). As of September 30, 2007, investments consist of treasury bonds carried at fair market value.
4. STOCK-BASED COMPENSATION
     Stock Option Plan — The Company’s stock-based awards include common stock options, common stock warrants and restricted common stock. In 1997, the Company’s stockholders and Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”). Under the 1997 Plan, the Board of Directors may grant incentive stock options and nonqualified stock options to officers, directors, and other key employees of the Company, its subsidiaries and non-employees and consultants. The 1997 Plan permits the Board of Directors to determine the number of options, the exercise price, the vesting schedule and the expiration date of stock options. The 1997 Plan provides that the exercise price of each incentive stock option must be at least equal to 100% of the estimated fair market value of the common stock on the grant date (110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date before the tenth anniversary of the grant date of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). Options typically expire 10 years from the date of grant and generally vest over a period of four years from the date of grant. In May 2006, the Board of Directors voted to amend the 1997 Plan by increasing the reserved shares by 666,667, which was subsequently approved by stockholders in August 2006 to allow for a total of 2,833,333 shares issuable under the 1997 Plan. As of September 30, 2007, the Company had no shares of common stock available for future grant under the 1997 Plan. On August 31, 2006 the stockholders approved 2,300,000 shares for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows awards to be granted after February 1, 2007, the effective date of the Company’s initial public offering. The Company satisfies share option exercises and issuance of share awards through the issuance of new shares.
     SFAS 123(R) — On January 1, 2006, the Company adopted the provisions of SFAS 123(R). The Company has computed stock-based compensation under SFAS 123(R) for options granted using the Black-Scholes option pricing model for the quarters and nine months ended September 30, 2007 and 2006. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock during the expected option life, risk free interest rates, and dividend rates.
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair value of the Company’s common stick at the date of grant. Prior to the adoption of SFAS 123(R), all stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services.
     The Company has recorded stock-based compensation under SFAS 123(R) using the modified prospective method for the unvested portion of stock-based awards granted after being considered a public company (November 8, 2005). However, the Company will continue to record compensation cost on awards granted prior to November 8, 2005 following the provisions of APB Opinion No. 25, using the prospective method of SFAS 123(R) for awards granted while not considered a public company. For awards issued after January 1, 2006, the Company has elected to recognize compensation cost for awards with service conditions on a straight line basis over the requisite service period. Prior to the adoption of SFAS 123(R), the Company used the straight-line method of recognition for all awards. The company has adopted the simplified method for determining the APIC pool as provided by FSP 123(R)-3.
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
     The Company assumed the following for the three and nine months periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2007	2006	2007
Risk free interest rates	4.85%	4.56%	4.61% to 5.01%	4.56% to 5.01%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	1.45%	1.45%	1.45%	1.45%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	66.36%	62.91%	56.75% to 66.36%	62.91% to 68.73%

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The total value of options granted during the nine months ended September 30, 2007 and 2006 was $4,968,784 and $1,708,829 respectively, at a weighted average fair value of $10.67 and $3.96 per option.
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
     Stock-based compensation expense presented in the accompanying consolidated statements of operations total $1,369,000 and $1,478,000 for the nine months ended September 30, 2006 and 2007, respectively. Stock compensation expense for the nine months ended September 30, 2007 included $155,000 related to modification of options to extend the vesting or exercise period of certain awards.
     Information concerning all stock option activity for the nine months ended September 30, 2006 and 2007 is summarized as follows:

	2006		2007
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price	of	Price
	Shares	per Share	Shares	per Share
Options outstanding at beginning of period	1,517,006	$1.74	1,864,132	$2.46
Granted	564,867	3.96	753,000	10.67
Exercised	(144,564)	0.66	(129,583)	0.74
Forefeitures	(9,167)	5.18	(208,914)	4.11

Options outstanding at end of period	1,928,142	$2.40	2,278,635	$5.11

Options exercisable	883,174	$1.14	1,028,462	$2.46

Options available for grant	305,127		1,750,000

Weighted average fair value of options granted during the period		$4.86		$10.67

     The total intrinsic value of outstanding options as of September 30, 2007 was $6,703,147. The total intrinsic value of options exercised for the nine months ended September 30, 2007 was $1,434,430.
     Information concerning nonvested restricted stock activity for the nine months ended September 30, 2007 is summarized as follows:

2007
	Number	Grant Date
	of Shares	Fair Value
Nonvested shares at beginning of period	27,375	$0.60
Granted	—	—
Vested	(27,375)	$0.60

Nonvested shares at end of period	—	—

Forfeited or Expired shares at end of period	—	—

     The total grant date fair value of stock awards vested during the nine-month period ended September 30, 2007 was $606,503.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2006	2007	2006	2007
Numerator:
Net loss attributable to common stockholders	$(7,586,040)	$(13,194,885)	$(21,870,707)	$(39,538,989)

Denominator:
Weighted average common shares outstanding	4,534,312	24,807,244	4,460,685	22,421,174

Net loss attributable to common stockholders per share — basic and diluted	$(1.67)	$(0.53)	$(4.90)	$(1.76)
     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. Because of the net loss reported in each period, diluted and basic per share amounts are the same. For the three and nine months ended September 30, 2006 and 2007, options to purchase 1,928,142 and 2,278,635 shares of common stock, respectively, and warrants to purchase 801,215 and 343,593, respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
6. PROPERTY AND EQUIPMENT

	For the Period Ended
	December 31, 2006	September 30, 2007
Property and equipment consist of the following:
Lab and other equipment	$1,094,499	$2,229,238
Furniture and fixtures	113,552	167,956
Leasehold improvements and construction in progress	532,492	814,407

Total property and equipment, at cost	1,740,543	3,211,601
Less accumulated depreciation and amortization	(853,760)	(1,310,796)

Property and equipment, net	$886,783	$1,900,805

Depreciation and amortization expense was $467,105 for the nine months ended September 30, 2007.
7. ACCRUED EXPENSES

	For the Period Ended
	December 31, 2006	September 30, 2007
Accrued expenses consist of the following:
Accrued bonuses	$1,488,310	$1,234,734
Clinical trials	1,129,697	3,373,162
Professional fees	1,081,632	734,703
Accrued vacation	88,380	318,524
Deferred rent — current portion	45,140	33,853
Preclinical testing	—	205,293
Clinical trials materials	207,050	271,575
Commercial manufacturing	1,265,497	804,000
Accrued purchases	268,166	—
Accrued purchases-credit cards	—	41,453
Other	238,183	639,532

Total	$5,812,055	$7,656,829

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. NOTES PAYABLE
Debt consisted of the following as of September 30, 2007:

Description	Principal
Ritchie Note	$2,263,774
Unamortized debt discount	20,845

Total	$2,284,619

As of September 30, 2007, future payments of principal on all existing notes were due as follows:

Principal
as of
September 30,
Fiscal Year Ending December 31,
2007 (remaining 3 months)	$439,047
2008	1,845,572

Total principal payments	2,284,619
Less: current portion	1,789,228
Less: debt discount	20,845

Total noncurrent notes payable	$474,546

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
10. COMMITMENTS AND CONTINGENCIES
     As of September 30, 2007, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2006.
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
     Utilization of the Net Operating Loss (“NOL”) and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382. Due to the significant complexity and cost associated with a change in control study, and because there could be additional changes in control in the future, the Company has not assessed whether there has been one or more changes in control since the Company’s formation. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or research and development credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization which would reduce the Company’s gross deferred tax assets.
     The Company does not have any interest or penalties accrued related to tax positions as it does not have any unrecognized tax benefits. In the event the Company determines that accrual of interest or penalties is necessary in the future, the amount will be presented as a component of income taxes.
12. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether adoption of SFAS 157 will have an impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether adoption of SFAS 159 will have an impact on its financial statements.
13. SUBSEQUENT EVENT
     On October 1, 2007, the Company completed the purchase of a commercial-scale radiopharmaceutical manufacturing facility located in Denton, Texas for $3.0 million. The plant provides over 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space that will be used to manufacture clinical trial material of its molecular imaging and targeted radiotherapeutic product candidates. In the event that the Company receives regulatory approval of its product candidates, it intends to also produce commercialized inventory for resale at this facility.
     On November 9, 2007, the Company entered into a Senior Secured Floating Rate Bond Purchase Agreement (the “Agreement”) pricing $150 million in bonds, due in 2012, with a syndicate of institutional investors. In connection with the transaction, the Company will issue warrants for the purchase of an aggregate of 6,021,247 shares of common stock. The bonds have a five-year maturity date and bear a coupon equivalent to the LIBOR (London Bank Inter-Bank Offer Rate) plus eight percent, as determined on a quarterly basis. The warrants have an exercise price of $5.87, equivalent to the closing bid price of our common stock as of the close of trading on November 8, 2007. The Company may redeem the bonds, at its option, beginning November 16, 2008.

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
     On February 7, 2007, the Company completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and offering expenses totaling approximately $7.4 million. We intend to use our cash to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above.
Financial Operations Overview
     Revenue — Research and Development Grants. Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government appropriation and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the $536,058 remaining portion of grants that we had been awarded as of September 30, 2007. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
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

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Zemiva and our other platform and general R&D programs were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Program	2006	2007	2006	2007
Azedra and Ultratrace platform	$1,548	$1,920	$3,025	$5,523
Onalta	—	775	—	3,530
Solazed	—	251	—	1,564
Zemiva	2,396	3,344	5,251	7,476
Other Platform and general R&D	65	3,472	3,420	9,037

Total	$4,009	$9,762	$11,696	$27,130

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
     Stock-Based Compensation Expense. Operating expenses include stock-based compensation expense. Stock-based compensation expense results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and nonemployees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $1,369,000 and $1,478,000 are included in the Statements of Operations for the nine months ended September 30, 2006 and September 30, 2007, respectively. See discussion under “Critical Accounting Policies and Estimates — Stock-Based Compensation.”
     Other (Expense) Income, Net. Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on equipment leases and on debt instruments.

     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs consists of cumulative, undeclared dividends payable on the securities and accretion of the issuance costs and costs allocated to issued warrants to purchase common stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the redeemable convertible preferred stock when issued, and are accreted to redeemable convertible preferred stock using the interest method through the earliest redemption dates of each series of redeemable convertible preferred stock (A, B and C) by a charge to additional paid-in capital and net loss attributable to common stockholders. Upon the consummation of the initial public offering of the Company which closed on February 7, 2007, the redeemable convertible preferred stock automatically converted into common stock on a 33-for-1 basis and the cumulative but unpaid dividends (with limited exception) converted into common stock based upon formulas established at each issuance date of the securities. Accordingly, we no longer record dividends and accretion on the redeemable convertible preferred stock.
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
     Accrued Expenses. As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for such services as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include, but are not limited to: professional service fees, such as legal and accounting fees; contract service fees, such as fees paid to clinical monitors, data management organizations and investigators in conjunction with clinical trial; fees paid to contract manufacturers in conjunction with the production of clinical trial materials; and employee bonuses. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. Determining the date on which certain services commence, the level of service performed on or before a given date and the cost of such services often involves judgment. We make these judgments in accordance with GAAP based upon the facts and circumstances known to us.
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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue — Research and Development Grants. Revenue increased by $274,000, or 637%, to $317,000 for the three months ended September 30, 2007 from $43,000 for the three months ended September 30, 2006. The increase is due primarily to hours incurred during the period on existing research projects that are reimbursed under the terms of government grants. There were no new projects initiated in the quarter ended September 30, 2007.
     Research and Development Expense. Research and development expense increased $5.8 million, or 145%, to $9.8 million for the three months ended September 30, 2007 from $4.0 million for the three months ended September 30, 2006. The third quarter 2007 expenses for manufacturing and clinical trials expense related to Azedra and Zemiva increased $3.1 million over the same period of 2006. Also contributing to the increase was $1.1 million in additional compensation related expense, including stock based compensation, due to growth in personnel hired throughout 2007.
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

     General and Administrative Expense. General and administrative expense increased $1.7 million or 68%, to $4.2 million for the three months ended September 30, 2007 from $2.5 million for the three months ended September 30, 2006. The major increases in 2007 were the increased compensation expense of $185,000, increased consulting and outside services of $395,000, increased legal fees of $363,000, increased recruiting and relocation fees of $262,000, increased corporate communications, sales and marketing expenses of $608,000 and increased insurance expenses of $124,000. These increases were primarily a result of both additional services and expenses related to our new public company legal and reporting requirements following the initial public offering in the first quarter of 2007, increased Sarbanes-Oxley compliance consulting services and additional consulting services to support accounting and finance personnel in the second quarter of 2007. In addition, we incurred greater internal and external business development costs to support our various product development efforts.
     Other (Expense) Income, Net. Other (expense) income, net was $441,000 in income (net) for the three months ended September 30, 2007 compared to $100,000 expense (net) for the three months ended September 30, 2006. During the quarters ended September 30, 2007 and 2006, interest income was $482,000 and $45,000, respectively, and interest expense was $41,000 and $145,000, respectively. This increase was primarily due to additional interest income from the higher cash and investment funds following the initial public offering and lower interest expense from reduction in notes payable, from the payoff of debt and the conversion of convertible debt to common stock following the initial public offering. The decrease in interest expense of $104,000 is due to the reduction in notes payable in the third quarter of 2007 compared to the third quarter of 2006. Total outstanding notes payable was $2.7 million on September 30, 2006 compared to $2.3 million on September 30, 2007.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs were $0 for the three months ended September 30, 2007 compared to $990,000 for three months ended September 30, 2006. This decrease is a result of the preferred stock being converted to common stock on February 1, 2007 following the initial public offering. Upon completion of the initial public offering no redeemable convertible preferred stock is outstanding, and, accordingly, there will be no further accrual of dividends or accretion of issuance costs on these shares.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue — Research and Development Grants. Revenue increased by $372,000, or 181%, to $579,000 for the nine months ended September 30, 2007 from $206,000 for the nine months ended September 30, 2006. The Company receives funding under various Research and Development grants and the increase is primarily attributed to the increased workload and reimbursable expenses for the nine months of 2007.
     Research and Development Expense. Research and development expense increased $15.4 million, or 132%, to $27.1 million for the nine months ended September 30, 2007 from $11.7 million for the nine months ended September 30, 2006. The first nine months of 2007 expense included $3.7 million of costs for the Onalta and Solezad license agreements and technology transfer and $5.8 million of expense for the Zemiva and Azedra trial costs. Also contributing to the increase was $2.9 million in additional compensation related expense, including stock based compensation, due to growth in personnel hired throughout the latter half of 2006 and the first nine months of 2007.
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
     General and Administrative Expense. General and administrative expense increased $4.3 million or 58%, to $11.7 million for the nine months ended September 30, 2007 from $7.4 million for the nine months ended September 30, 2006. The major increases in 2007 were the reserve for prepaid expenses and other current assets of $490,000, increased compensation expense (excluding stock based compensation) of $894,000, increased consulting and outside services of $1.4 million, increased legal fees of $820,000, increased recruiting and relocation fees of $454,000, increased corporate communications expenses and selling and marketing of $729,000 and increased insurance expenses of $333,000. These increases were primarily a result of both additional services and expenses related to our new public company legal and reporting requirements following the initial public offering in the first quarter of 2007, increased Sarbanes-Oxley compliance consulting services and additional support needed following the resignation of the Company’s Chief Financial Officer early in the second quarter of 2007. In addition, we incurred greater internal and external business development costs to support our various product development efforts. These increases were offset by the reduction of $714,000 in costs incurred in the nine months ended September 30, 2006 for the postponed initial public offering. Also offsetting the increase was a $525,000 decrease in stock based compensation expense. Stock-based compensation decreased to $623,000 for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006, primarily due to a decrease in the estimated fair value of our stock price in the second half of 2006.
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

     Other (Expense) Income, Net. Other (expense) income, net increased $191,000 to $98,000 for the nine months ended September 30, 2007 from net other of $(93,000) for the nine months ended September 30, 2006. During the first nine months of 2007 and 2006, interest income was $1,628,000 and $301,000, respectively, and interest expense was $1.5 million and $394,000, respectively. This increase was primarily due to additional interest income from the higher cash and investment funds following the initial public offering and lower interest expense from reduction in notes payable, from the payoff of debt and the conversion of convertible debt to common stock following the initial public offering. The increase in interest expense of $1.1 million for the first nine months of 2007 compared to the first nine months of 2006 was primarily due to the noncash interest expense of $1.1 million resulting from the remaining unamortized discount realized on the convertible notes which were converted to common stock upon the completion of the initial public offering.
     Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs. Redeemable convertible preferred stock dividends and accretion of issuance costs decreased $1.5 million to $1.4 million for the nine months ended September 30, 2007 from $2.9 million for nine months ended September 30, 2006. This decrease was attributable to reduced dividends of $1.2 million partially offset by increased accretion of issuance costs of $688,000 for the first nine months of 2007 as compared to the first nine months of 2006. The increased issuance costs resulted from the acceleration of amortization of these costs upon conversion of the preferred stock to common stock on February 1, 2007 following the initial public offering. The decrease in dividends was also a result of the initial public offering as the redeemable convertible preferred stock was no longer outstanding, and, accordingly, no further accrual of dividends was necessary.
Liquidity and Capital Resources
     On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement of Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. All registered shares were sold at the initial public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and offering expenses totaling approximately $7.4 million. We intend to use our cash to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above.
     Prior to our IPO, we have financed our business primarily through the issuance of equity securities, revenues from government grants, debt financings and equipment leases. Through December 31, 2006, we had received net cash proceeds of $49.3 million from the issuance of shares of preferred and common stock, $15.2 million from issuance of convertible notes payable, $5.0 million from a note payable, and $4.3 million from government grants. At September 30, 2007, we had $38.7 million in cash and investments available to finance future operations. Our cash and cash equivalents are held at two financial institutions to reduce our concentration risk. Management believes that the financial institutions it uses are of high credit quality. Since our inception, we have generated significant operating losses in developing our product candidates. Accordingly, we have historically used cash in our operating activities, and for the nine months ended September 30, 2007 we used approximately $31.5 million to fund these activities. On October 1, 2007, we completed the purchase of a commercial-scale radiopharmaceutical manufacturing facility located in Denton, Texas for $3.0 million. The plant provides over 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space that will be used to manufacture clinical trial material of its molecular imaging and targeted radiotherapeutic product candidates. In the event that the Company receives regulatory approval of its product candidates, it intends to also produce commercialized inventory for resale at this facility. Additionally, On November 9, 2007, the Company entered into a Senior Secured Floating Rate Bond Purchase Agreement (the “Agreement”) pricing $150 million in bonds, due in 2012, with a syndicate of institutional investors. In connection with the transaction, the Company will issue warrants for the purchase of an aggregate of 6,021,247 shares of common stock. The bonds have a five-year maturity date and bear a coupon equivalent to the LIBOR (London Bank Inter-Bank Offer Rate) plus eight percent, as determined on a quarterly basis. The warrants have an exercise price of $5.87, equivalent to the closing bid price of our common stock as of the close of trading on November 8, 2007. The Company may redeem the bonds, at its option, beginning November 16, 2008. Proceeds from the bonds will be used to finance the expanded clinical development of our lead targeted radiotherapeutic candidates for cancer, continue the development and prepare for commercialization of our lead molecular imaging pharmaceutical candidate and to fund other working capital and general corporate activities into 2010. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations as outlined below, we believe that the proceeds from our initial public offering and bond offering, together with our existing cash resources and government grant funding will be sufficient to finance our planned operations into 2010. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available to us on acceptable terms, or at all, restrictive covenants around our recent bond offering, may limit the type and size of future financing arrangements and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our available funds in accordance with our investment policy to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. We invest cash balances in excess of operating requirements first in short-term, highly liquid securities, with original maturities of 90 days or less, and money market accounts. Depending on our level of available funds and our expected cash requirements, we may invest a portion of our funds in corporate debt, commercial paper and U.S. government securities with maturities of more than three months and less than a year. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with any unrealized gains or losses reported as a separate component of stockholders’ deficit (accumulated other comprehensive loss). Our investments are sensitive to interest rate risk. We believe, however, that the effect, if any, of reasonable possible near-term changes in interest rates on our financial position, results of operations and cash flows generally would not be material due to the short-term nature of these investments. In particular, as of September 30, 2007, because our available funds are invested solely in cash equivalents, our risk of loss due to changes in interest rates is not material, even if market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2007.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Principal Executive Officer and Principal Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act due to the existence of the material weakness described below.
     A “material weakness”, as defined by the Securities and Exchange Commission was identified. A material weakness is a control deficiency, or a combination of control deficiencies, that result in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007, the Company did not maintain effective internal control over financial reporting because the Company: (1) did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principals commensurate with the Company’s financial accounting and reporting requirements; and (2) the period-end financial close and reporting process was not operating effectively. In an effort to remediate this material weakness, the Company has hired additional accounting and financial personnel to focus on the financial close process as well as to enhance its financial reporting, procedures and systems.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      (a) Recent Sales of Unregistered Securities
          During the three months period ended September 30, 2007, we issued 5,000 shares of common stock in connection with exercise of certain stock options granted under our 1997 Stock Option Plan, at an exercise price ranging from $0.03 to $0.60 per share. The proceeds from sales of common stock upon exercise of the said options were $1,100 and were used for working capital. We claimed exemption from registration under the Securities Act for the issuances of such shares of common stock by virtue of Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients have adequate access, through their relationships with us, to information about us.
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
          All 5,000,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $14.00. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. At September 30, 2007, we had $38.7 million in cash and short term investments. The net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. As a result of the initial public offering, together with our existing cash reserves and government grant funding, the company believes it has enough cash to fund operations into but not through the second quarter of 2008.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2007.

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