Form 10-K
period 2007-12-31
Molecular Insight Pharmaceuticals, Inc.
filed 2008-04-01
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33284
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-0562086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Second Street, Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

(617) 492-5554
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 29, 2007, the last business day of the registrant’s completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq Global Market on June 29, 2007, was approximately 159,362,776.

As of March 14, 2008, there were 24,953,562 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, are incorporated herein by reference into Part III of this annual report on Form 10-K.

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

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Molecular Insight,” “the Company,” “our company,” “we,” “us,” and similar references, refer to Molecular Insight Pharmaceuticals, Inc. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on December 31. For example, a reference to “2007” or “fiscal 2007” means the 12-month period that ended December 31, 2007.

Overview

We are a biopharmaceutical company specializing in the emerging field of molecular medicine, applying innovations in the identification and targeting of disease at the molecular level to improve patient healthcare by addressing significant unmet medical needs. We are focused on discovering, developing and commercializing innovative and targeted radiotherapeutics and molecular imaging pharmaceuticals with initial applications in the areas of oncology and cardiology. Radiotherapeutics are radioactive drugs, or radiopharmaceuticals, that are systemically administered and selectively target cancer cells to deliver radiation for therapeutic benefit. This ability to selectively target cancer cells allows therapeutic radiation to be delivered to tumors while minimizing radiation exposure to normal tissues. Another application of molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes. In 2007, we purchased a specialized 80,000 square foot manufacturing facility in Denton, Texas for the purpose of manufacturing commercial grade finished product.

We currently have one clinical-stage molecular imaging pharmaceutical product candidate, Zemiva, and two clinical-stage radiotherapeutic product candidates, Azedra, which has Orphan Drug status and a Fast Track designation by the U.S. Food and Drug Administration, or FDA, and Onalta, which has Orphan Drug status. We are developing additional product candidates which utilize our proprietary technologies in radiopharmaceuticals area, including our Ultratrace technology and Single Amino Acid Chelate, or SAAC, technology. Using our proprietary technologies, we have identified potential candidates that may be useful in the detection or treatment of prostate cancer, heart failure and neurodegenerative disease, which is a disease characterized by the gradual and progressive loss of nerve cells. Additionally, several other indications relating to the future development for Zemiva have been identified, such as detection of diabetes, chronic kidney disease and heart failure.

We have had no revenue from product sales and have funded our operations through the public and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit of $145.2 million from inception through December 31, 2007.

We expect to incur significant operating losses for the next several years. Research and development expenses relating to our clinical and pre-clinical product candidates will continue to increase. In particular, we expect to incur increased development costs in connection with our ongoing development efforts and clinical trials for Zemiva, Azedra, Onalta, Solazed and Trofex. We expect general and administrative expense to increase as we prepare for the commercialization of our product candidates, and as we begin to develop our corporate administration to fulfill its responsibilities as a public company.

Recent Financing Transactions

Common Stock Initial Public Offering

On February 7, 2007, the Company completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. The proceeds were primarily used to fund R&D programs, which were $40.5 million in 2007. R&D program spending and clinical trials for Zemiva, Azedra and Onalta constituted $24.2 million. Funds were also used for research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our previously disclosed intentions.

Sale of Bonds and Warrants

On November 9, 2007, the Company entered in a purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds”) and warrants to purchase 6,021,247 shares of our common stock at $5.87 per share (the “Warrants”), for the aggregate consideration of $150,000,000. Net proceeds to the Company, after expenses, were approximately $143.0 million. We intend to use the proceeds to fund research and development activities for our product candidates and general corporate purposes, including capital expenditures and working capital.

The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The Bonds and Warrants have not been registered under the Securities Act.

The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.

The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month London Inter-Bank Offer Rate (“LIBOR”), plus eight percent, determined on a quarterly basis, beginning on November 16, 2007. The initial quarterly total interest rate was 12.8775%. The present quarterly rate for the quarter beginning February 1, 2008 is 11.239%.  The Bonds are redeemable by the Company, at its option and with a premium, beginning November 16, 2007. Upon certain events of default, there are mandatory redemption provisions which could accelerate the maturity of the Bonds, subject to certain cure periods and other conditions.

The Warrants have an exercise price of $5.87, which was the bid price of the Company’s common stock as of the close of trading on November 8, 2007. The Warrants may be exercised at anytime through five years from the date of issuance.

In connection with the sale of the Bonds and the Warrants, the Company, entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007, with the initial purchasers of the Bonds and Warrants and certain former holders of the Series A

Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain former holders of convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights.

In connection with the sale of the Bonds and the Warrants, the Company also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, the Company and its subsidiaries that are a party to such agreement pledged their rights to the Company’s and subsidiaries’ assets and property to the Collateral Agent as security for the obligations of the Company under the above described financing.

The preceding summary of the Sale of Bonds and Warrants, and the Risk Factors relating to our Bonds and Warrants, are all qualified in their entirety by the terms of the various agreements related to the Bonds and Warrants that have been filed pursuant to the SEC rules.

Our Molecular Radiotherapeutic Oncology Product Candidates: Azedra and Onalta for Neuroendocrine Tumors

Our radiotherapeutic product candidates, Azedra and Onalta, are being developed as treatments for various neuroendocrine tumors. Azedra is designated as a Fast Track drug by the US Food and Drug Administration, or FDA. Both product candidates are designated as Orphan Drugs by the FDA and are being developed to serve a patient population where currently there are no approved therapies for reducing tumor size. Orphan Drug status is designed to facilitate the development of new therapies for rare diseases or conditions, those which generally affect fewer than 200,000 individuals in the United States. Additional criteria include the ability of a product to address a medical need where there are no other treatment options or to provide a significant benefit over other therapies.

The initial target market for Azedra is for the treatment of metastatic neuroendocrine tumors, such as pheochromocytoma, carcinoid and neuroblastoma, which are not amenable to treatment with surgery or conventional chemotherapy. Metastatic tumors are tumors that have spread to other organs or parts of the body. We intend to develop Azedra for the treatment of pheochromocytoma and carcinoid in adults and for neuroblastoma in children.

The initial target market for Onalta is for the treatment of metastatic carcinoid and pancreatic neuroendocrine tumors in patients whose symptoms are not controlled by somatostatin analog therapy. Somatostatin is a hormone distributed throughout the body that acts as a regulator of endocrine and nervous system function by inhibiting the secretion of several other hormones such as growth hormones, insulin and gastrin. Somatostatin analog therapy (or octreotide or sandostatin) is used to alleviate the symptoms associated with carcinoid syndrome, however, patients become refractory to the treatment after an average duration of effect of six months. Once refractory, there currently are no approved treatment options available to alleviate carcinoid syndrome symptoms.

Azedra

Azedra is one of our two lead molecular radiotherapeutic product candidates under development for the treatment of cancer. Formerly known as Ultratrace MIBG, or I-131-metaiodobenzylguanidine, Azedra consists of the MIBG molecule chemically bound to a radioactive iodine isotope through our proprietary Ultratrace technology. The iodine isotope, depending on the particular isotope selected, acts either diagnostically for imaging disease or therapeutically to deliver targeted radiation to the tumor site. Azedra incorporates an iodine isotope, targets specific tumor cells and does not contain unwanted carrier molecules, or cold contaminants.

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

Azedra Clinical Development Plan

We are conducting initial clinical trials with Azedra in adults with either pheochromocytoma or carcinoid, and depending on the trial results and with input from the FDA, we plan to then move into clinical trials with children with neuroblastoma. We have completed a Phase 1 dosimetry trial designed to evaluate the safety, tolerability and distribution of Azedra in adult patients with either carcinoid or pheochromocytoma. Data from this Phase 1 trial were used to calculate the radiation dose of Azedra for subsequent clinical trials and were presented at the European Association of Nuclear Medicine 2007 Annual Congress in October, 2007. We are currently conducting a Phase 1/2 safety, dose ranging and efficacy clinical trial with Azedra in adults. The dose-ranging stage of the trial, designed to determine the maximum tolerated dose of Azedra, is being conducted at four U.S. centers, with data from 15 of anticipated 15 to 18 patients received.

We are in discussions with the FDA on the planned pivotal Phase 2 clinical trial protocol, designed to determine safety and efficacy of Azedra as a monotherapy. We expect to begin a clinical trial with Azedra in adults at centers in the United States, Canada and western Europe.

Onalta

Onalta is our other lead radiotherapeutic product candidate under development for the treatment of cancer. We are developing Onalta for the radiotherapeutic treatment of metastatic carcinoid and pancreatic neuroendocrine tumors in patients whose symptoms are not controlled by conventional somatostatin analog therapy. Formerly known as OctreoTher, Onalta is our brand name for edotreotide, an yttrium-90 radiolabeled somatostatin peptide analog that we in-licensed from Novartis Pharma AG, or Novartis. Onalta is a radiolabeled somastatin analog that binds to somastatin receptors found on neuroendocrine tumor cells such as carcinoid and neuroendocrine pancreatic tumors.

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

Onalta Clinical Development Plan

We acquired Onalta from Novartis which conducted three Phase 1 and three Phase 2 clinical trials involving more than 300 patients. We will build upon the extensive experience Novartis has had with the drug in order to inform protocol design. We plan to pursue an indication for Onalta for the treatment of somatostatin positive pancreatic neuroendocrine and carcinoid tumors, whose symptoms are not controlled by conventional somatostatin analog therapy.

Our Lead Molecular Imaging Pharmaceutical Product Candidate: Zemiva

Zemiva is our lead molecular imaging pharmaceutical product candidate under development for the diagnosis of cardiac ischemia, or insufficient blood flow to the heart. Zemiva is our brand name for I-123-BMIPP or iodofiltic acid I-123, which has been commercially available in Japan and used in the non-acute setting under the name Cardiodine for over ten years. Cardiodine has been the subject of over 200 peer-review articles and we understand it has been used in over 500,000 patients. The initial target market for Zemiva is for the diagnosis of cardiac ischemia in the emergency department setting. A second target market for Zemiva is for the diagnosis of coronary disease in the non-acute setting.

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

Zemiva Completed Clinical Trials and Prior Clinical Experience

We have completed five clinical trials, including one prospective, quantitative study of Phase 2b trial data utilizing a Normals reference database, one Phase 2 Normals database trial to establish a reference library of normal cardiac images, two multi-center Phase 2 clinical trials and one Phase 1 clinical trial at Massachusetts General Hospital. Data from these trials have been presented at leading scientific forums, including the American Society of Nuclear Cardiology and the American Heart Association annual scientific meetings. Results from our Phase 2 trial were published in the peer-reviewed journal Circulation. Phase 2 clinical trials are a stage of drug development for an experimental drug designed to evaluate the drug’s potential efficacy and appropriate dose.

The data from completed trials and the use of I-123-BMIPP in Japan support our decision to advance Zemiva into pivotal registration trials. In March, 2007 we initiated a planned pivotal Phase 2 clinical trial for Zemiva for the diagnosis of cardiac ischemia in patients with suspected ACS in the emergency department setting. This Phase 2 trial is expected to enroll 600 to 700 patients at up to 70 sites in the United States and Canada. We expect that upon successful completion of this trial, and with input from the FDA, that we will then initiate a confirmatory Phase 3 trial for Zemiva.

Our Other Pipeline Product Candidates

In addition to Azedra, Onalta and Zemiva, we are developing a portfolio of product candidates for oncological molecular imaging and targeted radiotherapy as well as cardiovascular molecular imaging using our proprietary technologies. Applied independently and in combination, these technologies enable the development of innovative and targeted molecular radiotherapeutics and molecular imaging pharmaceuticals that use both small molecules and peptides.

Solazed

Solazed is a targeted radiotherapeutic that we intend to develop for the treatment of malignant metastatic melanoma, the most serious type of skin cancer. We in-licensed the compound from Bayer Schering Pharma Aktiengesellschaft, or Schering. Solazed is a small molecule compound that targets melanin, a naturally occurring pigment responsible for the color of the skin and the dark color of the melanoma tumor.

Trofex

We are developing a non-invasive method for visualization of prostate cancer through molecular imaging. We are engaged in preclinical studies of a molecular imaging pharmaceutical, Trofex, for detection of prostate-specific membrane antigen, or PSMA, expression which would enable the detection and monitoring of prostate cancer, with the intention to be able to detect subtle manifestation of metastatic disease in men with elevated serum prostate specific antigen, or PSA, but no other obvious symptoms. Metastatic disease is a disease that can result in the transmission of cancerous cells from an original site to one or more sites elsewhere in the body. We currently have identified a series of compounds that bind PSMA and localize in human prostate tumors. Preclinical data on two lead Trofex candidates were presented in November, 2007 at the AACR-NCI-EORTC “Molecular Targets and Cancer Therapeutics meeting. We plan to conduct exploratory clinical trials with both compounds in humans to select a candidate for further clinical development.

MIP-190

We are developing a non-invasive way to assess the progression of heart failure through the monitoring of angiotensin converting enzyme, or ACE, in human hearts. In conjunction with scientists at the University of Maryland Medical Center, we have engaged in NIH-sponsored development of cardiovascular compounds to target ACE as a marker for the assessment of heart failure patients. Such compounds would be novel in that they would enable the evaluation of ACE in human hearts with chronic ischemia and heart failure using external imaging. The level of ACE has been shown to increase in the heart muscle as heart failure progresses. A means of non-invasively monitoring ACE levels may allow doctors to better manage heart failure to slow down clinical progression. We have identified a lead compound that is radiolabeled using our SAAC technology, which displays strong binding to ACE both in isolated enzymes and in animal studies.

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

Sales, Marketing and Manufacturing

We intend to market Azedra, Onalta and Zemiva through our own specialty sales and marketing team. Considering the concentrated nature of our initial target markets, we believe that approximately 5 to 10 highly specialized sales representatives will be sufficient to support the market for Azedra and Onalta in the first year. We believe that a dedicated sales force of approximately 50 to 100 individuals upon commercial launch of Zemiva will be sufficient to support the market for Zemiva in the first year. To support medical education efforts for the product, we plan to hire a group of five to 10 medical liaisons with emergency department or nuclear medicine expertise to provide technical training and education.

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

We currently manufacture imaging doses of Azedra in our laboratories and therapeutic doses for our existing clinical trials at a manufacturing facility owned by MDS Nordion located in Ottawa, Canada.

Zemiva is currently manufactured for our preclinical and clinical trials at a manufacturing facility owned by MDS Nordion located in Vancouver, Canada. We believe that the MDS Nordion facility is sufficient to produce Zemiva required for use through our clinical trials. We do not, however, have any experience in commercial-scale manufacturing. Therefore, if we receive FDA approval of Zemiva, we may need to rely on contractual relationships with third-party manufacturers for commercial scale production. We anticipate that the manufacture of the other products in our development pipeline will be outsourced to experienced cGMP-compliant medical manufacturing companies.

In October 2007, we purchased a domestic radiopharmaceutical manufacturing facility which we intend to utilize for the manufacture of our molecular imaging and targeted radiotherapeutic product candidates in tandem with external sources for our commercial production needs.

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

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain a competitive position in the marketplace. This includes obtaining proprietary protection for our product candidates, technology, and know-how; preventing others from infringing our proprietary rights; and operating without infringing the proprietary rights of others. Our strategy is to seek to protect our proprietary position by, among other methods, applying for and obtaining U.S. and foreign patents relating to our proprietary technologies, inventions, and improvements that are important to our business. This includes obtaining patent term extensions or restorations when possible. In addition, we rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary positions. Furthermore, we intend to build brand identity in our company, our technologies and our product candidates, and for this purpose have applied for certain trademarks, as described below.

As of December 31, 2007, we had twelve (12) issued U.S. Patents, twenty (20) U.S. Pending Patent Applications, seventeen (17) Granted Foreign Patents, forty-seven (47) Pending Foreign Patent Applications, that have been nationalized in various countries. Additionally, we have obtained licenses from third parties for the patent rights to U.S. and foreign patents and patent applications to make, use, sell and import certain proprietary technologies and compounds. Patent rights for in-licensed technologies are not included in the above totals. While we believe our patents and patent applications may be important for certain aspects of our business, such as those related to specific product candidates such as BMIPP derivatives whose patents and applications expire between 2016 and 2023, we also believe that our success also depends upon innovation, technical expertise, and responsiveness to the medical needs of an aging patient population. While our patented technology may delay or deter a competitor in offering a competing product, we believe our technical capability should also allow us to obtain limited market exclusivity in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and abroad through similar legislation.

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

The Hatch-Waxman Act provides a five-year period of non-patent marketing exclusivity to the first applicant to gain approval of a New Drug Application, or NDA, for a new chemical entity. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active agent. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug, where the applicant does not own or have a legal right of reference to all the data required for approval. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA, but the applicant would be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplements to existing NDAs if new clinical investigations are essential to the approval of the applications, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

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

We currently use Molecular Insighttm, and the Molecular Insight Pharmaceuticalstm (logo) as trademarks in the United States and other countries. We have sought trademark registration for the Molecular Insight Pharmaceuticalstm logo, Azedratm, Ultratracetm, Nanotracetm, Zemivatm, SAACtm, SAACQtm, Onaltatm, Solazedtm, and Trofextm, in the United States and in countries outside the United States. We have sought trademark registration for Molecular Insighttm, Rintaratm, Unectratm, and Velepintm in the United States. We cannot guarantee any of these marks will be approved in the United States or in foreign jurisdictions. However, we have secured registration for AZEDRA® (Japan), MOLECULAR INSIGHT® (USA), MOLECULAR INSIGHT PHARMACEUTICALS® (logo; European Union), SAACQ® (European Union) and ZEMIVA® (European Union). In addition, we have obtained rights to the following Internet domain names: www.molecularinsight.com, www.zemiva.com, www.zemiva.org,

www.zemiva.net, www.velepin.com, www.velepin.org, www.velepin.net, www.ultratrace.org, www.ultratrace.net, www.azedra.com, www.azedra.net, www.solazed.com, www.solazed.org, www.solazed.net, www.cardiodine.com, www.cardiodine.net, www.cardiodine.org, www.myrofex.biz, www.myrofex.com, www.myrofex.net, www.myrofex.org, www.onalta.com, www.onalta.net, www.onalta.org, www.rintara.com, www.trofex.com, www.trofex.net, www.trofex.org, www.xersen.com, www.xersen.net and www.xersen.org.

Government Regulation

Government authorities in the United States and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. Our targeted molecular radiotherapeutics and molecular imaging pharmaceuticals in the United States will be subject to FDA regulation as drugs under the FDCA, and require FDA approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

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

Employees

As of December 31, 2007, we had sixty-three full-time employees, thirty-nine of whom have M.D.s, Ph.D.s or other advanced degrees. Forty-five of our employees are engaged in research and development, clinical development and regulatory affairs and quality assurance of our product candidates. Eighteen of our employees are classified in general and administrative, which includes operations, business development, finance, accounting, human resources, external communications, facilities management and general administration.

Available Information

We were incorporated in the Commonwealth of Massachusetts in 1997 under the name Imaging Biopharmaceuticals, Inc, changed our name to Biostream, Inc. in 1998, and changed our name again to Molecular Insight Pharmaceuticals, Inc. in 2003. Our principal executive offices are located at 160 Second Street, Cambridge, Massachusetts, 02142, and our telephone number is (617) 492-5554. Our Internet site address is www.molecularinsight.com. Information found on, or that can be accessed through, our website is not incorporated by reference into this annual report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

Significant delays in clinical testing could materially increase our product development costs. We currently expect that, based on our current expected clinical protocols, we will expend a significant portion of the net proceeds raised in our initial public offering and subsequent sale of Bonds and Warrants in connection with additional clinical trials for Azedra, Onalta and Zemiva. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

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

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, or the applicable foreign regulatory agency, that the product candidate is safe and effective. In April 2005, we completed a Phase 2b clinical trial for Zemiva and in March 2007 began a pivotal Phase 2 clinical trial for Zemiva. A Phase 2b clinical trial is a stage of drug development for an experimental drug designed to assess short-term safety and efficacy as well as therapeutic value. In addition, we have completed a Phase 1 trial for Azedra which was designed to evaluate the safety, tolerability and distribution of Azedra in adult patients with either carcinoid or pheochromocytoma. Data from this Phase 1 trial were used to calculate the radiation dose of Azedra for subsequent clinical trials and were presented at the European Association of Nuclear Medicine 2007 Annual Congress in October, 2007. Although Novartis has conducted clinical trials for Onalta, we have not. We intend to start discussions with the FDA regarding the clinical investigation plan, which may include a radiation dosimetry component in addition to safety and efficacy studies. We do not know whether our existing or future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for Azedra, Onalta and Zemiva and our other product candidates may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our clinical trials. If this occurs, we may not be able to obtain approval for these product candidates or our anticipated time to market for these product candidates may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidates.

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

We do not have patent rights to the composition of Zemiva. The original patent protecting BMIPP, the underlying active molecule in Zemiva, expired in 2003. We believe that Zemiva is a new chemical entity in the United States and should be eligible for market exclusivity under the Food, Drug & Cosmetic Act, or FDCA, as amended by the Hatch-Waxman Act of 1984. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active agent. Under sections 505(c)(3)(D)(ii) and 505(j)(5)(D)(ii) of the FDCA, as amended by the Hatch-Waxman Act of 1984, a new chemical entity that is granted regulatory approvals may, in the absence of patent protections, be eligible for five years of marketing exclusivity in the United States following regulatory approval. This marketing exclusivity will protect us from any other applicant utilizing the materials in support of our new drug application, or NDA, during the exclusivity period. However, there is no assurance that Zemiva will be considered a new chemical entity for these purposes or be entitled to the period of marketing exclusivity. If we are not able to gain or exploit the period of marketing exclusivity, we may not be able to successfully commercialize Zemiva or may face significant competitive threats to such commercialization from other manufacturers, including the manufacturers of generic alternatives. Further, even if Zemiva is considered a new chemical entity and we are able to gain five years of marketing exclusivity, another company could also gain such marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Act if such company can complete a full NDA with a complete human clinical trial process and obtain regulatory approval of its product.

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

While we have obtained enforceable patents covering our oncology product candidate Trofex, our neurology product candidate MIP-170 and our Ultratrace radiolabeling technology platform, some of our patent rights for these compounds and technologies are still pending patent applications. We cannot guarantee these patent applications will issue as patents. The patent positions of life sciences companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general patent environment outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to these products and technology. Additionally, life science companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or product candidates that produce commercially viable products, or that are themselves patentable.

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

We have no commercial manufacturing facility currently in production for Azedra, Onalta, Zemiva or any of our other product candidates and no experience in manufacturing products for commercial purposes and the failure to find manufacturing partners or create a functioning manufacturing facility ourselves could have an adverse impact on our ability to grow our business.

We currently have no active commercial manufacturing facility in production for Azedra, Onalta, Zemiva or our other product candidates. In October 2007, we purchased a domestic radiopharmaceutical manufacturing facility which we intend to utilize for the manufacture of our molecular imaging and targeted radiotherapeutic product candidates in tandem with external sources for our commercial production needs, however, such facility is not operational yet.

As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We do have a functioning commercial manufacturing facility for Zemiva at MDS Nordion. We cannot be sure that we will be able to obtain an adequate supply of our product candidates on acceptable terms, or at all.

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

We have contracted with a Canadian company, MDS Nordion, who constructed a manufacturing facility to radiolabel BMIPP and supply Zemiva for our company. This facility has been completed and is operational.

In addition, we used a portion of the proceeds from our initial public offering to assist in the funding of the manufacture of Azedra, Onalta and Zemiva and our other product candidates.

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

Azedra is in a Phase 1 clinical trial stage and Trofex, MIP-190 and MIP-170 are in preclinical or discovery stages. We have no commercial cGMP manufacturing capability for these candidates, and currently no third-party manufacturer for them. As such, we may not be able to obtain sufficient quantities of these product candidates as we develop our pre-clinical or clinical programs for these compounds. We will need to enter into additional manufacturing arrangements for the manufacturing needs for all other product candidates. We have not yet determined if we will construct our own manufacturing facility for these product candidates, or if MDS Nordion will be contracted to fulfill this role, or if another manufacturer will be sought. We cannot guarantee that a suitable manufacturer for these product candidates will be found, or that we will be able to secure manufacturing agreements on acceptable terms with any of these manufacturers. We also cannot guarantee that such manufacturer will be able to supply sufficient quantities of our product candidates, or that they will meet the requirements for clinical testing and cGMP manufacturing.

If we fail to attract and retain senior management, consultants, advisors and scientific and technical personnel, our product development and commercialization efforts could be impaired.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly David Barlow, our Chairman and Chief Executive Officer, and John Babich, our President and Chief Scientific Officer. Although we have entered into employment agreements with five members of our current senior management, David Barlow, John Babich, John McCray, Norman LaFrance and Donald E. Wallroth, there is no assurance that they will remain in our employ for the entire term of such employment agreements. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition. We maintain key man life insurance on David Barlow and John Babich.

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

We have incurred net losses every year since our inception in 1997 and have generated no revenue during the development stage from product sales or licenses to date. As of December 31, 2007, we had a deficit accumulated during the development stage of approximately $145 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

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

Beginning in our fiscal year ending December 31, 2008, we are required to comply with the internal control provisions pursuant to Section 404 of the Sarbanes-Oxley Act. There is no guarantee that we will be able to comply with such provisions.

Beginning in our annual report on Form 10-K for our fiscal year ending December 31, 2008, we are required to include a report of independent registered public accounting firm on the effectiveness of the Company’s internal controls over financial reporting. If we are unable to comply with this requirement as of December 31, 2008, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

In addition, our Bonds contain a covenant requirement that we obtain a statement from our auditors that the Company is in compliance at December 31, 2008 with the requirements of the Sarbanes-Oxley Act regarding the Company’s system of internal control over financial reporting. Failure to be in compliance will result in a default under the Bond Indenture. We can not provide assurances that we will receive a statement that we are in compliance with the Sarbanes-Oxley Act from our auditors, or that we will receive a waiver of the default from out Bondholders.

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

In addition to seeking approval from the FDA for Azedra, Onalta and Zemiva in the United States, we intend to seek the governmental approval required to market Azedra, Onalta and Zemiva and our other potential products in European Union countries such as the United Kingdom, France, Germany, Belgium, Holland and Italy through third-parties. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products that have not yet been cleared for domestic commercial distribution, such products may be subject to FDA export restrictions. Marketing of our potential products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

If the ownership of our common stock continues to be highly concentrated, it may prevent our stockholders from influencing significant corporate decisions and may result in entrenchment of management or conflicts of interest that could cause our stock price to decline.

As of March 14, 2008 our executive officers, directors, and their affiliates beneficially own or control approximately 16.13% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that entrenchment of management or conflicts of interest may exist or arise.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had outstanding 24,953,562 shares of common stock as of March 14, 2008. The shares that were sold in our IPO may be resold in the public market freely, however, 18,772,931 shares are currently restricted as a result of securities laws. Sales of these restricted shares by “affiliates” and sales of these restricted shares by non-“affiliates” who have held such shares for less than one year are subject to meeting certain requirements of Rule 144.

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

Several institutions have large investments in our common stock, bonds and warrants. One, or a combination of, these institutions may be able to exert substantial influence over our management and board of directors and, through them, affect our corporate policies and management’s decisions. Their interests may conflict with your interests as an investor in our common stock.

Several institutions have made large investments in our common stock, bonds and/or warrants. As a result, these institutions, operating singly or together, may be able to exert substantial influence over our management and board of directors and, as a result, affect our corporate policies and management’s decisions relating to key corporate actions. These institutions may also from time to time acquire and hold interests in businesses that compete directly or indirectly with us, or independently pursue acquisition opportunities that would otherwise be complementary to our business. In addition, the Company’s directors may authorize transactions, such as acquisitions, that involve risks to the interests of our Bondholders and common stockholders. These institutions’ interests may not be aligned, and may conflict, with your interests as an investor in our common stock, bonds, or warrants.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

Risks related to Our Sale of Bonds and Warrants

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and could prevent us from fulfilling our obligations under the Bonds.

On November 16, 2007 the Company sold $150,000,000 in senior secured floating rate Bonds due 2012 and Warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share. This level of indebtedness could have important consequences to us, including:

•	it may restrict us from making strategic acquisitions, introducing new products or services, or exploiting business opportunities;

•	it will limit our ability to borrow money or sell stock to fund working capital, capital expenditures, acquisitions, debt service requirements, and other financing needs;

•	our interest expense will increase if interest rates in general increase because all of our indebtedness bears interest at variable rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	it may place us at a competitive disadvantage with our competitors that are not as highly leveraged;

•	it may make us more vulnerable to a downturn in our business, our industry, or the economy in general than our competitors who have less debt; and

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes including business development and capital expenditures.

Our bonds require debt service payments and possible mandatory redemption, both of which will require a significant amount of cash, and our ability to generate cash depends on many factors outside of our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our current debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or any redemption of our outstanding bonds which may be required. In the absence of such resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. Restrictive covenants in the indenture governing our bonds in many ways restricts our ability to take these actions, and even where we will be able to take such actions, we cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

We are subject to a number of restrictive financial covenants which may restrict our business and financing activities.

The indenture and other documents governing our outstanding bonds contain financial covenants requiring that we maintain minimum liquidity and contains limits on maximum capital expenditures. In addition, the indenture contains restrictive debt covenants that, among other things, restrict our ability to:

•	borrow money;

•	make certain investments;

•	use assets as security in other transactions;

•	create liens;

•	merge or consolidate; and

•	transfer and sell assets.

A failure to comply with these restrictions and covenants could result in a default under our bonds. This would cause any or all of our bonds to become immediately due and payable under acceleration and cross-acceleration or cross-default provisions in the debt agreements. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds

The variable interest rate on our bonds creates significant risk. If economic circumstances drive up interest rates, we may have insufficient cash resources to redeem the bonds

Our indebtedness bears interest at variable rates, and therefore, if interest rates increase, our debt service requirements will increase. We are exposed to interest rate changes in three month LIBOR rate that is the base rate of our outstanding Bonds which are due 2012, which could affect operating results as well as our financial position and cash flows. Based on the terms of the Bonds, which provide for the LIBOR plus eight percent determined on a quarterly basis, the initial quarterly interest rate was 12.8775%. The rate for the quarterly period beginning February 1, 2008 is 11.239% for the quarter beginning February 1, 2008.

Although we have not at the present time employed derivative financial instruments to limit the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by the variable portion of bond interest rate. Derivative financial instruments will be executed solely as a risk management tool and not for trading or speculative purposes. We may employ derivative contracts in the future which may not qualify for hedge accounting treatment under SFAS No. 133, which may result in volatility to earnings depending upon fluctuations in the underlying market.

Our outstanding Bonds are secured by all of our assets, and a default could result in our debt holders taking title to all of our assets in order to satisfy our obligations to them, which could render our common stock completely valueless.

Our obligations under our existing Bonds are secured by a first priority security interest in all of our assets including our intellectual property. If we are unable to make the payments due on the Bonds, if we default on any of the conditions, restrictions or covenants of the bonds, or if we become insolvent, the holders of the Bonds have a right to foreclose on, take possession of and liquidate all of our assets. Such a default and the related foreclosure and liquidation would irreparably harm our financial condition and our ability to operate, which would likely result in the complete failure of our business and would render our common stock completely valueless.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our principal executive and administrative offices are comprised of two leased facilities located in Cambridge, Massachusetts that consist of approximately 13,234 square feet of office space and 4,084 square feet of laboratory space. These facilities are occupied pursuant to two lease agreements that expire on May 31, 2008 and June 30, 2008. We believe that our current facilities will meet our anticipated needs for the remainder of the lease terms. We are currently assessing our facilities needs after the expiration of our lease terms and reviewing options that are available to us.

We own a domestic radiopharmaceutical manufacturing facility located at 3100 Jim Cristal Road, Denton, Texas. On October 1, 2007, we purchased the facility from NeoRx Manufacturing Group, Inc., a wholly owned subsidiary of Poniard Pharmaceuticals, Inc., for a cost of $3 million dollars. The Denton facility is intended to be used for the manufacture of molecular imaging and targeted radiotherapeutic product candidates. This plant provides more than 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended December 31, 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our initial public offering of our common stock was registered on the Registration Statement on Form S-1, as amended (Registration No. 333-129570), which was declared effective by the SEC on February 1, 2007. Our common stock is listed on the Nasdaq Global Market under the symbol “MIPI” and has been traded since February 2, 2007. Prior to such date there was no public market for our common stock.

Company Stock Price — Quarterly High/Low FY 2007

	2007
	High	Low

First Quarter (February 2 through March 31)	$15.80	$11.88
Second Quarter (April 1 through June 30)	14.37	9.30
Third Quarter (July 1 through September 30)	9.68	6.03
Fourth Quarter (October 1 through December 31)	9.63	5.66

Number of Stockholders

As of March 14, 2008, there were approximately 151 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to fund the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the terms of our Bond Indenture, our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our outstanding securities and securities available for future issuance under our equity compensation plans as of December 31, 2007 (our last completed fiscal year end).

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities Reflected
	Warrants, and Rights		Warrants, and Rights	in Column [a])
Plan Category	[a]		[b]	[c]

Equity compensation plans approved by stockholders	2,641,968	(1)	$5.98	1,331,000
Equity compensation plans not approved by stockholders	—		—	—

Total	2,641,968	(1)	$5.98	1,331,000

(1)	Includes options issued under the 1997 Stock Option Plan, which terminated on January 9, 2007, and the Amended and Restated 2006 Equity Incentive Plan, which was approved by the stockholders on August 31, 2006, and which has allowed award grants since the effective date of the Company’s initial public offering.

Recent Sales of Unregistered Securities

Except for the issuance of the Senior Secured Floating Rate Bonds due 2012 and Warrants to purchase 6,021,247 shares of our common stock at $5.87 per share as disclosed in our filings with the SEC in 2007, we did not issue any other securities that were not registered under the Securities Act during the fiscal year ended December 31, 2007.

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

We had intended to use our net proceeds from the initial public offering to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. As of December 31, 2007, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

In November 2007, we received approximately $143.0 million in net proceeds, after expenses, from the sale of Bonds and Warrants. As of December 31, 2007, we had $163.0 million in liquid investments, including cash, cash equivalents, and liquid short and long term investments. We believe, based on our operating plans, we have enough cash to fund operations into 2010.

Stock Performance Graph

The following graph shows the cumulative total return, assuming the investment of $100 on February 1, 2007, the date on which our initial public offering was declared effective (our common stock began trading on the NASDAQ Global Market on February 2, 2007), on an investment in each of our common stock, the NASDAQ Index and the S&P Biotechnology Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

		Indexed Returns
	Base	Quarter Ending
	Period
Company/Index	2/1/07	3/31/07	6/30/07	9/30/07	12/31/07
Molecular Insight Pharmaceuticals, Inc.	100	84.26	66.95	48.16	64.26

Nasdaq Index	100	98.33	105.74	109.66	107.75

S&P Biotechnology Index	100	90.02	95.97	103.28	93.55

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Statements of Operations Data:
Revenue-research and development grants	$723	$569	$1,232	$325	$731
Operating expenses:
Research and development	2,775	5,381	8,855	16,635	40,490
General and administrative	1,266	3,520	11,025	10,211	17,915

Total operating expenses	4,041	8,901	19,880	26,846	58,405

Loss from operations	(3,317)	(8,332)	(18,648)	(26,521)	(57,675)

Other (expense) income:
Interest income	1	20	488	469	2,572
Interest expense	(3)	(3)	(141)	(1,214)	(4,723)
Interest expense — related parties	(29)	—	—	—	—

Total other (expense) income, net	(30)	17	347	(745)	(2,151)

Net loss	(3,348)	(8,315)	(18,301)	(27,266)	(59,825)
Redeemable convertible preferred stock dividends and accretion of issuance costs	(613)	(1,312)	(4,046)	(4,958)	(1,368)

Net loss attributable to common stockholders	$(3,961)	$(9,628)	$(22,347)	$(32,224)	$(61,193)

Basic and diluted net loss per share attributable to common stockholders	$(1.13)	$(2.55)	$(5.30)	$(7.18)	$(2.65)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	3,515	3,773	4,213	4,490	23,054
Cash Dividends Paid per Common Share	$—	$—	$—	$—	$—

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$1,711	$846	$5,811	$8,916	$62,115
Working capital (deficit)(1)	(1,709)	(2,566)	12,977	598	105,996
Total assets(1)	2,232	1,573	19,654	12,934	176,702
Long term obligations, net of current portion(1)	158	113	3,429	16,382	133,132
Redeemable convertible preferred stock(1)	7,552	15,538	45,236	48,090	—
Total stockholders’ (deficit) equity	(9,023)	(17,831)	(35,135)	(61,864)	28,556

(1)	The significant increase in cash and cash equivalents, working capital (deficit), total assets and long term obligations and decrease in redeemable convertible preferred stock from December 31, 2006 to December 31, 2007 is a result of proceeds received from our November 2007 sale of senior secured floating rate bonds and the Company’s initial public offering in February 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-K. This section of this annual report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this Form 10-K.

Overview

We are a biopharmaceutical company specializing in the emerging field of molecular medicine, applying innovations in the identification and targeting of disease at the molecular level to improve patient healthcare by addressing significant unmet medical needs. We are focused on discovering, developing and commercializing innovative and targeted radiotherapeutics and molecular imaging pharmaceuticals with initial applications in the areas of oncology and cardiology. Radiotherapeutics are radioactive drugs, or radiopharmaceuticals, that are systemically administered and selectively target cancer cells to deliver radiation for therapeutic benefit. This ability to selectively target cancer cells allows therapeutic radiation to be delivered to tumors while minimizing radiation exposure to normal tissues. Another application of molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

We currently have one clinical-stage molecular imaging pharmaceutical product candidate, Zemiva, and two clinical-stage radiotherapeutic product candidates, Azedra, which has Orphan Drug status and a Fast Track designation by the U.S. Food and Drug Administration, or FDA, and Onalta, which has Orphan Drug status. We are developing additional product candidates which utilize our proprietary technologies in radiopharmaceuticals area, including our Ultratrace technology and Single Amino Acid Chelate, or SAAC, technology. Using our proprietary technologies, we have identified potential candidates that may be useful in the detection or treatment of prostate cancer, heart failure and neurodegenerative disease, which is a disease characterized by the gradual and progressive loss of nerve cells. Additionally, several other indications relating to the future development for Zemiva have been identified, such as detection of diabetes, chronic kidney disease and heart failure.

We have had no revenue from product sales and have funded our operations through the public offering and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit of $145.2 million from inception through December 31, 2007.

We expect to incur significant operating losses for the next several years. Research and development expenses relating to our clinical and pre-clinical product candidates will continue to increase. In particular, we expect to incur increased development costs in connection with our ongoing development efforts and clinical trials for Zemiva, Azedra, Onalta, Solazed and Trofex. We expect general and administrative expense to increase as we prepare for the commercialization of our product candidates, and as we begin to develop our corporate administration to fulfill its responsibilities as a public company.

Recent Financing Transactions

Common Stock Initial Public Offering

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

Sale of Bonds and Warrants

On November 9, 2007, the Company entered in a purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds”) and warrants to purchase 6,021,247 shares of our common stock at $5.87 per share (the “Warrants”), for the aggregate consideration of $150,000,000. Net proceeds to the Company, after expenses, were approximately $143.0 million. We intend to use the proceeds to fund research and development activities for our product candidates and general corporate purposes, including capital expenditures and working capital.

The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. The Bonds and Warrants have not been registered under the Securities Act.

The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.

The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month London Inter-Bank Offer Rate (“LIBOR”), plus eight percent, determined on a quarterly basis, beginning on November 16, 2007. The initial quarterly total interest rate was 12.8775%. The quarterly rate is 11.239% for the quarter beginning February 1, 2008. The Bonds are redeemable by the Company, at its option and with a premium, beginning November 16, 2007. Upon certain events of default, there are mandatory redemption provisions which could accelerate the maturity of the Bonds, subject to certain cure periods, and other conditions.

The Warrants have an exercise price of $5.87, which was the bid price of the Company’s common stock as of the close of trading on November 8, 2007. The Warrants may be exercised at anytime through five years from the date of issuance.

In connection with the sale of the Bonds and the Warrants, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007, with the initial purchasers of the Bonds and Warrants and certain former holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain former holders of convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights.

In connection with the sale of the Bonds and the Warrants, the Company also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, the Company and its subsidiaries that are a party to such agreement pledged their rights to substantially all of the assets of the Company to the Collateral Agent as security for the obligations of the Company under the above described financing.

The preceding summary of the sale of Bonds and Warrants and the Risk Factors relating to our Bonds and Warrants, are all qualified in their entirety by the terms of the various agreements related to the Bonds and Warrants.

Financial Operations Overview

Revenue — Research and Development Grants.  Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government appropriation and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $384,281 remaining portion of grants that we had been awarded as of December 31, 2007. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.

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

For the periods indicated, research and development expenses for our programs in the development of Azedra, Zemiva, Onalta, Solazed, Trofex and other general R&D programs were as follows (in thousands):

	For Years Ending December 31,
Program	2005	2006	2007

Azedra and Ultratrace platform	$485	$3,958	$6,968
Zemiva	5,309	5,625	12,312
Onalta	—	—	4,946
Solazed	—	—	2,019
Trofex	—	160	1,252
Other platform and general R&D	3,061	6,892	12,993

Total	$8,855	$16,635	$40,490

We in-licensed Onalta and Solazed in November 2006 and January 2007, respectively. R&D development activities began on these two products in 2007.

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

Stock-Based Compensation Expense.  Operating expenses include stock-based compensation expense. Stock-based compensation expense results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and nonemployees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs of $2.2 million and $1.9 million are included in the Statements of Operations for the years ended December 31, 2007 and December 31, 2006, respectively. See discussion under “Critical Accounting Policies and Estimates — Stock-Based Compensation.”

Other (Expense) Income, Net.  Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on equipment leases and on debt instruments.

Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.  Redeemable convertible preferred stock dividends and accretion of issuance costs consists of cumulative, undeclared dividends payable on the securities and accretion of the issuance costs and costs allocated to issued warrants to purchase common stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the redeemable convertible preferred stock when issued, and are accreted to redeemable convertible preferred stock using the interest method through the earliest redemption dates of each series of redeemable convertible preferred stock (A, B and C) by a charge to additional paid-in capital and net loss attributable to common stockholders. Upon the consummation of the initial public offering of the Company on February 1, 2007, the redeemable convertible preferred stock automatically converted into common stock on a 33-for-1 basis and the cumulative but unpaid dividends (with limited exception) converted into common stock based upon formulas established at each issuance date of the securities. Accordingly, we no longer record dividends and accretion on the redeemable convertible preferred stock.

Critical Accounting Policies and Estimates

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

Stock-Based Compensation.  We issue stock awards such as options and restricted stock to employees, members of our Board of Directors and consultants for incentive purposes and in lieu of cash consideration for services received. Prior to the adoption of SFAS No. 123(R), we used the intrinsic value method of accounting for awards to employees and members of our Board of Directors. Under the intrinsic value method, all terms are fixed, the measurement date is the date of grant. Stock-based compensation to the extent the fair value of our common stock exceeds the exercise price of stock options granted to employees on the measurement date is recorded as deferred stock-based compensation in the equity section of the consolidated balance sheets and is amortized on a straight-line basis over the vesting period of the awards, typically four years, in the consolidated statement of operations. In the notes to our consolidated financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We historically have not recorded stock-based compensation expense for stock awards issued to employees with fixed terms and with exercise prices at least equal to the fair value of the underlying common stock on the measurement date. Effective January 1, 2006, we began recording compensation costs over the vesting period for the unvested portion of the other awards issued after being considered a public company, which would include awards granted after November 8, 2005, using the grant date fair value. We will continue to record compensation cost on awards issued prior to this date following the provisions of APB Opinion No. 25, i.e. the prospective transition method under SFAS No. 123(R) for the awards granted while not a public company. Compensation cost for awards granted after January 1, 2006 are accounted for under the fair value method and recognized over the requisite service period.

We use the fair value method of accounting for all other awards. For stock options granted to nonemployees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of the common stock and requires that, at the measurement date of the award, which is usually the date services are completed, we make assumptions with respect to the expected life of the option, the volatility of the fair value of the common stock, risk free interest rates and expected dividend yields of our common stock. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Stock-based compensation computed on awards to nonemployees is recognized over the period of expected service by the nonemployees (which is generally the vesting period). As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments have resulted in stock-based compensation expense in addition to the amount originally estimated or recorded as the deemed fair value of our stock has increased over the last two years, with a corresponding increase in compensation expense in the consolidated statements of operations in the periods of re-measurement. Ultimately, the final compensation charge for each option grant to nonemployees is unknown until the performance of services is completed. We account for transactions in which services are received in exchange for equity instruments based either on the fair value of such services received from nonemployees or of the equity instruments issued, whichever is more reliably measured. The two factors which most effect charges or credits to operations related to stock-based compensation for nonemployee awards are the fair value of the common stock underlying stock options for which such stock-based compensation is recorded and the volatility of such fair value.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities. As a result of our historical operating losses, as of December 31, 2007, we had federal tax net operating loss carryforwards of approximately $101.8 million (federal), and $100.8 million (state), which expire at various dates from 2012 through 2027 (federal) and from 2008 through 2012 (state). The Company had research and development tax credits of $860,000 (federal) and $420,000 (state), which are available to offset future tax liabilities when incurred, which begin to expire in 2018 for federal and 2012 for state and fully expire in 2022 (federal) and 2022 (state)

As of December 31, 2007 we had a deferred tax asset aggregating $62.7 million. We have recorded a full valuation allowance of these otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of the deferred tax asset, a reduction in the deferred tax valuation allowance would increase net income or reduce the net loss in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of our stock that have and/or may occur. We have not conducted an evaluation as to whether any portion of our tax loss carryforwards have been limited, and therefore, based upon the changes in ownership, a limitation may have occurred.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

In connection with the adoption of the provisions of FIN 48 on January 1, 2007 the Company reviewed its tax positions. The company’s adoption of FIN 48 had no cumulative effect on its deficit accumulated during the development stage. The tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1997 through 2007 from federal and the Commonwealth of Massachusetts jurisdictions.

Valuation of Bonds, Warrants and Derivative Financial Instruments

Floating Rate Bonds and Embedded Derivative.  Our senior secured floating rate Bonds issued in November 2007 constitute a hybrid instrument that includes a debt host contract containing an embedded derivative feature (a contingent mandatory repayment provision) that requires bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). We valued the derivative financial instrument with the assistance of valuation specialists and will remeasure it at each reporting period. The initial value of the embedded derivative was approximately $200,000 and did not change materially at December 31, 2007. Changes in fair value will be recorded as either a gain or loss in the consolidated statement of operations in other income (expense). The carrying value of the debt is being accreted to its face value of $150 million over its five year term using the effective interest method.

Warrants.  We have issued common stock Warrants in connection with the issuance of the Bonds. The fair value of the Warrants was determined using the Black Scholes model using assumptions regarding volatility of our common stock price, remaining life of the Warrant, 0% dividend rate and a five year, risk-free interest rate and amounted to $19.5 million. The Warrants are not considered derivative liabilities as defined in SFAS 133 and, accordingly, the fair value of the Warrants has been recorded at the date of issuance in additional paid-in capital.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue — Research and Development Grants.  Revenue increased by $406,000, or 125%, to $731,000 for the year ended December 31, 2007 from $325,000 for the year ended December 31, 2006. The Company receives funding under various Research and Development grants and the 2007 increase over 2006 is primarily attributed to the increased workload and reimbursable expenses attributable to 2007 active grants.

Research and Development Expense.  Research and development expense increased $23.9 million, or 143%, to $40.5 million for the year ended December 31, 2007 from $16.6 million for the year ended December 31, 2006. Year over year incremental spending is a result of: $8.6 million for the clinical trials of Zemiva and Azedra, $3.0 million for manufacturing, $3.7 million for the costs Onalta and Solazed license agreements, $3.2 million in additional compensation related expense, including stock based compensation, due to growth in personnel and $1.1 million for pre-clinical testing.

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

General and Administrative Expense.  General and administrative expense increased $7.7 million, or 75%, to $17.9 million for the year ended December 31, 2007 from $10.2 million for the year ended December 31, 2006. The primary increases in 2007 were legal costs of $1.8 million, consulting, facility related and insurance expenses of $1.6 million, accounting and audit fees of $2.2 million, payroll and relocation costs of $1.8 million, corporate communications costs of $800,000, and a reserve for prepaid expenses and other current assets of $490,000. The growth in legal expenses are due to higher operating costs as a public company and due to increased patent work. Accounting, audit, payroll and corporate communications costs have also increased as a result of our status as a public company and the additional costs associated with implementing Sarbanes-Oxley compliance.

Other (Expense) Income, Net.  Net other (expense) increased $(1.4) million to $(2.1) million for the year ended December 31, 2007 from net other (expense) of $(745,000) for the year ended December 31, 2006. For the years ended 2007 and 2006, interest income was $2.6 million and $469,000, respectively, and interest expense was $(4.7) million and $(1.2) million, respectively. The increase in interest income of $2.1 million is due to investment earnings on the $143.0 million in net cash proceeds from the November 2007 issuance of Bonds. The increase in interest expense of $3.6 million over 2006 was primarily due to the non-cash interest expense of $1.1 million resulting from the remaining unamortized discount realized on the convertible notes which were converted to common stock upon the completion of the initial public offering and accrued interest of $2.4 million on the $150.0 million of Bonds sold in November, 2007.

Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.  Redeemable convertible preferred stock dividends and accretion of issuance costs decreased $3.6 million to $1.4 million for the year ended December 31, 2007 from $5.0 million for the year ended December 31, 2006. The $3.6 million decrease was a direct result of the initial public offering and the conversion of the preferred stock to common stock on February 1, 2007. Subsequent to the initial public offering the redeemable convertible preferred stock was no longer outstanding, and, accordingly, no further preferred stock dividends were necessary.

Years Ended December 31, 2006 and 2005

Revenue — Research and Development Grants.  Revenue decreased by $907,000, or 74%, to $325,000 for the year ended December 31, 2006 from $1,232,000 for the year ended December 31, 2005. During 2006 and 2005 we received funding under eight grants with the majority of effort and reimbursable expenses incurred in 2005.

Research and Development Expense.  Research and development expense increased $7.7 million, or 84%, to $16.6 million for the year ended December 31, 2006 from $8.9 million for the year ended December 31, 2005. 2006 included $2.4 million of costs for the Zemiva Normals and Azedra dosimetry clinical trials as well as $1.6 million of costs for manufacturing set-up for future Zemiva and Azedra clinical trials, while 2005 included Phase 2b Zemiva clinical trial costs in the first half of 2005. Also contributing to the increase was $1.4 million in additional compensation related expense in the 2006 compared to the 2005 period due to growth in personnel hired in the second half of 2005 and employed for the full year in 2006. Stock-based compensation expense decreased by $11,000 to $219,000 in 2006 from $230,000 in 2005, due primarily to a decrease in the estimated fair value of our stock price in 2006. During 2005, we experienced an increase in the deemed face value in our common stock which increased compensation expense associated with certain awards subject to variable accounting treatment.

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

Other (Expense) Income, Net.  Other (expense) income, net decreased $1.1 million to $(745,000) for the year ended December 31, 2006 from net other income of $347,000 for the year ended December 31, 2005. During 2006 and 2005, interest income was $469,000 and $489,000, respectively, and interest expense was $1.2 million and $141,000, respectively. The increase in interest expense for the 2006 compared to 2005 was primarily due to interest expense on a note payable issued in September 2005 and fully outstanding for all of 2006 as well as additional interest expense resulting from convertible notes issued in September 2006.

Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.  Redeemable convertible preferred stock dividends and accretion of issuance costs increased $911,000 to $5.0 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. This increase was attributable to Series C outstanding for the entire twelve months in 2006 compared to only six months in the 2005 period. A 2005 period special dividend related to the year ending December 31, 2005 was accrued and largely contributed to the 2005 dividend amount. Upon completion of the initial public offering no redeemable convertible preferred stock will be outstanding, and, accordingly, there will be no further accrual of dividends or accretion of issuance costs on these shares after completion of the public offering and the required conversion.

Liquidity and Capital Resources

Sale of Bonds and Warrants

On November 16, 2007, the Company sold the Bonds and Warrants for an aggregate total of $150,000,000. Net proceeds to the Company, after expenses, was approximately $143.0 million. We intend to use the proceeds to fund research and development activities for our product candidates and general corporate purposes, including capital expenditures and working capital.

Initial Public Offering of Common Stock

On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement of Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. The initial public offering was at a price of $14.00 per share. Warrants automatically convertible upon the initial public offering were also exercised at this time. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. We are using the proceeds to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates and general corporate purposes, including capital expenditures and working capital.

Financing Prior to IPO and Sale of Bonds and Warrants

Prior to our IPO, we financed our business primarily through the issuance of equity securities, revenues from government grants, debt financings and equipment leases. Through December 31, 2006, we had received net cash proceeds of $49.3 million from the issuance of shares of preferred and common stock, $15.2 million from issuance of convertible notes payable, $5.0 million from a note payable, and $4.3 million from government grants.

Liquidity at December 31, 2007

At December 31, 2007, we had $62 million in cash and cash equivalents, $57 million in short term investments, and $44 million in investments mainly in U.S. treasury bills over 90 days, for a total of $163 million available to finance future operations. Our cash and cash equivalents, and investments are held at three financial institutions, and are mainly invested in U.S. treasuries, to reduce our concentration risk. Management believes that these financial institutions are of high credit quality.

Since our inception, we have generated significant operating losses in developing our product candidates, accordingly, we have historically used cash to fund our operating activities. For the year ended December 31, 2007, we used approximately $60 million to fund operating losses which includes ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.

Based on our operating plans, including our contractual obligations as outlined below, we believe that the proceeds from our sale of bonds and warrants and our initial public offering, together with our existing cash resources and government grant funding as of December 31, 2007, will be sufficient to finance our planned operations through 2009. However, over the next several years, we will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Annual Cash Flows

Years Ended December 31, 2007 and 2006

Net cash used in operating activities increased by $22.8 million to $44.9 million for the year ended December 31, 2007 compared to $22.1 million for the year ended December 31, 2006. The increase in cash used was due primarily to an increase in the net loss of $32.5 million, of which R&D program related expenditures accounted for $23.9 million of the increase in net loss. Net cash used by investing activities increased by $117.3 million to $105.4 million for the year ended December 31, 2007 compared to $11.9 million in 2006. The primarily reason for the decrease was due to the purchase of U.S. Treasury notes. Net cash provided by financing activities increased by $190.2 million to $203.5 million for the year ended December 31, 2007 compared to $13.3 million used in 2006. The increase for year ended December 31, 2007 was primarily due to the sale of common stock at the initial public offering and the issuance of bonds payable.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007:

	Payments Due by Period
		Under			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating leases	$247	$247	$—	$—	$—
Development and manufacturing purchase obligations(1)	5,351	2,165	3,186	—	—
Bonds payable(2)	150,000	—	—	150,000	—
Commitments for clinical trials	788	788	—	—	—
Estimated interest on bonds payable(3)	125,000	—	—	125,000	—

Total contractual obligations	$281,386	$3,200	$3,186	$275,000	$—

(1)	We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. Under those licenses, we are obligated to pay to the third parties various fees, royalties or milestone payments.

(2)	See Note 7 “Debt” to the Consolidated Financial Statements

(3)	Assumes PIK interest for the first three years and cash interest thereafter using an estimated interest rate of approximately 13%.

Operating Leases

The Company rents laboratory and office space located in Cambridge, Massachusetts, under two operating leases. The first lease is a non-cancelable lease that terminates June 2008, and does not contain an option to renew. The second lease is a non-cancelable lease that terminates May 2008, and contains an option to renew for six months. The lease agreements provide that the Company pay fixed monthly rental payments of $39,362. Total rent expense, including amortization of a deferred rent liability, under these arrangements was $205,754, $336,691 and $417,375 in the years 2005, 2006, and 2007 respectively. As of December 31, 2007, our commitments under operating leases consist of payments related to our real estate leases in Cambridge, Massachusetts, expiring on June 30, 2008. The commitment is $231,044 for the year 2008. We are currently negotiating a new lease with the landlord for the same real estate in Cambridge, Massachusetts.

The Company also leases two apartments at a cost of approximately $4,200 per month pursuant to two renewable 1-year leases (both expiring in May 2008).

Capital Leases

As of December 31, 2007, we had no capital leases.

Off-Balance Sheet Arrangements

Other than the operating leases for our office and laboratory space, we do not engage in off-balance sheet financing arrangements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008, to defer the effective date for one year for certain nonfinancial assets and liabilities beginning January 1, 2008. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We often enter into agreements for research and development goods and service. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The initial quarterly total interest rate was 12.8775%. A one percent increase in the three month LIBOR interest rate would add $1.5 million in annual interest expense. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could affect operating results as well as our financial position and cash flows.

Although we have not at the present time employed derivative financial instruments to limit the impact on cash flows of the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by this exposures. Derivative financial instruments will be executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under SFAS No. 133, which may result in volatility to earnings depending upon fluctuations in the underlying markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements required by this item are located beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

The Company’s management has used the criteria established in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2007, the Company experienced significant changes in internal control over financial reporting. The quantity and quality of financial personnel changed starting with the addition of a Chief Financial Officer in August 2007 who has significant experience in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as deep experience in the design and implementation of internal control systems, re-engineering of business processes, and a successful track record of implementing integrated IT systems. Two senior staff members were also recruited who possess CPA certifications and have strong GAAP skills in addition to financial reporting and analysis, internal financial and operational controls and processes, budgeting and planning, and experience managing the financial closing process. Other financial and IT staff were also added with specific experience in accounting systems, process design, and purchasing. Further, the Company hired a nationally recognized consulting firm which specializes in the implementation of internal controls and reporting for international companies to rigorously document, test, and remediate our internal controls over financial reporting. As a result, the Company invested heavily in both internal and external resources and capabilities to remediate the existing weaknesses and implemented a detailed framework to ensure the successful implementation and recurring performance of the internal controls over financial reporting.

Other than the items noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in response to this item is hereby incorporated by reference to the information under the caption “DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” presented in our definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information in response to this item is hereby incorporated by reference to the information under the caption “COMPENSATION OF EXECUTIVE OFFICERS” presented in the Company’s Proxy Statement. Information appearing in the Proxy Statement under the headings “REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS,” “COMMON STOCK PERFORMANCE” and “REPORT OF AUDIT COMMITTEE” is not incorporated herein and should not be deemed to be included in this annual report for any purposes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in response to this item is hereby incorporated by reference to the information under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” presented in the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in response to this item is hereby incorporated by reference to the information under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” presented in the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “PRINCIPAL ACCOUNTANT FEES AND SERVICES” presented in the Company’s Proxy Statement.

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

(3) Exhibits

See the Index to Exhibits attached to this report.

(b) The exhibits listed in the Index to Exhibits attached to this annual report are filed as part of, or incorporated by reference into, this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

By:	/s/ David S. Barlow
David S. Barlow
Chairman and Chief Executive Officer

By:	/s/ Donald E. Wallroth
Donald E. Wallroth
Chief Financial Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ David S. Barlow David S. Barlow	Chief Executive Officer; Chairman of the Board (principal executive officer)	March 31, 2008

By:	/s/ John W. Babich, Ph.D. John W. Babich, Ph.D.	President; Director	March 31, 2008

By:	/s/ John McCray John McCray	Chief Operating Officer	March 31, 2008

By:	/s/ Donald E. Wallroth Donald E. Wallroth	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2008

By:	/s/ Daniel Frank Daniel Frank	Director	March 31, 2008

By:	/s/ Lionel Sterling Lionel Sterling	Director	March 31, 2008

By:	/s/ David M. Stack David M. Stack	Director	March 31, 2008

By:	/s/ Harry Stylli, Ph.D. Harry Stylli, Ph.D.	Director	March 31, 2008

By:	/s/ Scott Gottlieb, M.D. Scott Gottlieb, M.D.	Director	March 31, 2008

MOLECULAR INSIGHT PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Molecular Insight Pharmaceuticals, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Molecular Insight Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007 and for the period from January 10, 1997 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the period from January 10, 1997 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 31, 2008

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$8,915,857	$62,115,257
Investments	—	57,087,609
Accounts receivable	127,924	324,328
Prepaid expenses and other current assets	1,563,314	1,481,561

Total current assets	10,607,095	121,008,755

Property and equipment — net	886,783	4,732,689
Debt issuance costs — net	—	7,167,701
Deferred stock offering costs	982,195	—
Other assets	458,102	—
Investments	—	43,792,728

Total assets	$12,934,175	$176,701,873

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Notes payable, current portion	$1,734,672	$—
Accounts payable	1,499,830	2,701,988
Accrued expenses	5,812,055	11,027,078
Accounts payable and accrued expenses — related parties	684,243	1,284,055
Success fee derivative liability	278,000	—

Total current liabilities	10,008,800	15,013,121

Bonds payable — net of discount		133,132,390
Notes payable — less current portion	1,832,384	—
Convertible notes payable	5,093,884	—
Convertible notes payable — related party	9,433,119	—
Convertible notes payable — accrued interest	111,255	—
Convertible notes payable — accrued interest related party	206,028	—
Deferred rent	22,568	—

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock, $0.01 par value — at carrying value, including accrued dividends; authorized 359,515 shares at December 31, 2006 and 2007; 315,570 shares issued and outstanding at December 31, 2006 and zero shares at December 31, 2007	48,089,941	—

Stockholders’ (deficit) equity:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2006 and 2007; issued and outstanding, and 4,637,493 and 24,953,146 shares at December 31, 2006 and 2007, respectively	46,375	249,530
Additional paid-in capital	23,770,599	173,578,150
Deferred stock-based compensation	(352,224)	(164,225)
Accumulated other comprehensive income (loss)	(520)	46,122
Deficit accumulated during the development stage	(85,328,034)	(145,153,215)

Total stockholders’ (deficit) equity	(61,863,804)	28,556,362

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$12,934,175	$176,701,873

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				January 10, 1997
				(Date of Inception)
	Year Ended December 31,			through December 31,
	2005	2006	2007	2007

Revenue — research and development grants	$1,232,084	$325,068	$730,672	$5,146,265
Operating expenses:
Research and development	8,652,801	16,383,307	40,076,815	84,254,039
Research and development — related parties	202,539	251,899	413,594	1,520,895
General and administrative	9,991,013	8,381,662	14,589,613	45,595,803
General and administrative — related parties	1,034,069	1,829,502	3,325,255	6,936,582
Amortization of licensed patent rights	—	—	—	9,767,130

Total operating expenses	19,880,422	26,846,370	58,405,277	148,074,449

Loss from operations	(18,648,338)	(26,521,302)	(57,674,605)	(142,928,184)
Other (expense) income:
Interest income	488,506	468,882	2,572,103	3,724,143
Interest expense	(140,988)	(1,213,798)	(4,722,679)	(6,125,308)
Interest expense-related parties	—	—	—	(57,200)
Management fee income-related party	—	—	—	233,334

Total other (expense) income, net	347,518	(744,916)	(2,150,576)	(2,225,031)

Net loss	(18,300,820)	(27,266,218)	(59,825,181)	(145,153,215)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(4,046,637)	(4,957,900)	(1,368,037)	(12,297,601)

Net loss attributable to common stockholders	$(22,347,457)	$(32,224,118)	$(61,193,218)	$(157,450,816)

Basic and diluted net loss per share attributable to common stockholders	$(5.30)	$(7.18)	$(2.65)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	4,213,484	4,489,661	23,053,719

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable		Stockholders’ Deficit
	Convertible									Deficit
	Preferred Stock,		Common Stock					Note	Deferred	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Treasury Stock		Receivable	Stock-	During the	Total
	Number of	Carrying	Number of	Par	Paid-In	Number of		from	Based	Development	Stockholders’
	Shares	Value	Shares	Value	Capital	Shares	Cost	Stockholder	Compensation	Stage	(Deficit) Equity

Inception of company, January 10, 1997
Issuance of common stock in 1997	—	—	499,467	$4,995	$553,259	—	$—	—	$(546,000)	$—	$12,254
Issuance of common stock for services in 1997	—	—	307,800	3,078	1,688,372	—	—	—	(1,673,200)	—	18,250
Issuance of common stock in 1998	—	—	132,115	1,321	1,286,800	—	—	—	—	—	1,288,121
Issuance of common stock in 1999	—		108,333	1,083	1,623,917	—	—	—	—	—	1,625,000
Repurchase of common stock in 1999	—	—	—	—	—	(210,000)	(50,400)	—	—	—	(50,400)
Issuance of common stock and warrants, net of $663,406 of issuance costs in 2000	—	—	376,367	3,764	5,249,330	—	—	—	—	—	5,253,094
Issuance of common stock for services in 2000	—	—	850	8	12,742	—	—	—	—	—	12,750
Purchase of Zebra Pharmaceuticals in 2000	—	—	349,526	3,495	9,959,120	—	—	—	—	—	9,962,615
Retirement of Treasury Stock in 2000	—	—	(35,000)	(350)	(50,050)	210,000	50,400	—	—	—	—
Issuance of common stock in 2002	—	—	1,676,283	16,763	(16,763)	—	—	—	—	—	—
Warrants issued in connection with notes payable to stockholders in 2002	—	—	—	—	2,200	—	—	—	—	—	2,200
Issuance of Series A redeemable convertible preferred stock, net of $259,843 of issuance costs in 2003	94,697	5,555,610	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock as stock-based compensation in 2003	6,476	349,704	—	—	—	—	—	—	—	—	—
Conversion of accounts payable, accrued expenses, and notes into Series A redeemable convertible preferred stock in 2003	19,144	1,033,871	—	—	—	—	—	—	—	—	—
Preferred stock dividends in 2003	—	560,926	—	—	(560,926)	—	—	—	—	—	(560,926)
Accretion of issuance costs in 2003	—	51,969	—	—	(51,969)	—	—	—	—	—	(51,969)
Issuance of restricted common stock in 2003	—	—	547,500	5,475	323,025	—	—	(295,650)	—	—	32,850
Issuance of common stock upon exercise of stock options in 2004	—	—	329,332	3,293	191,456	—	—	—	—	—	194,749
Issuance of common stock upon exercise of warrant in 2004	—	—	33,951	340	54,660	—	—	—	—	—	55,000
Issuance of Series B redeemable convertible preferred stock and common stock warrants, net of $198,514 of issuance costs in 2004	52,670	6,542,786	—	—	211,000	—	—	—	—	—	211,000
Conversion of accounts payable into Series B redeemable convertible preferred stock in 2004	993	131,076	—	—		—	—	—	—	—
Preferred stock dividends in 2004	—	1,016,920	—	—	(1,016,920)	—	—	—	—	—	(1,016,920)
Accretion of issuance costs and warrants in 2004	—	295,212	—	—	(295,212)	—	—	—	—	—	(295,212)
Stock-based compensation from inception to December 31, 2004	—	—	—	—	3,433,769	—	—	—	1,803,542	—	5,237,311
Net loss from inception to December 31, 2004	—	—	—	—	—	—	—	—	—	(39,760,996)	(39,760,996)

Balance, December 31, 2004	173,980	15,538,074	4,326,524	43,265	22,597,810	—	—	(295,650)	(415,658)	(39,760,996)	(17,831,229)

(continued)

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Redeemable		Stockholders’ Deficit
	Convertible								Deficit
	Preferred Stock,		Common Stock			Note	Deferred	Accumulated	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Receivable	Stock-	Other	During the	Total	Total
	Number of	Carrying	Number of	Par	Paid-In	from	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholder	Compensation	Loss	Stage	(Deficit) Equity	Loss

Balance, January 1, 2005	173,980	15,538,074	4,326,524	43,265	22,597,810	(295,650)	(415,658)	—	(39,760,996)	(17,831,229)
Exercise of common stock options	—	—	126,169	1,262	74,439		—	—	—	75,701
Collection of note receivable from stockholder	—	—	—	—	—	295,650	—	—	—	295,650
Issuance of Series C redeemable convertible preferred stock, net of $1,106,800 of issuance costs	141,590	27,470,581	—	—	24,000	—	—	—	—	24,000
Series B warrant modification	—	(560,000)	—	—	560,000	—	—	—	—	560,000
Preferred stock dividends	—	2,416,820	—	—	(2,416,820)	—	—	—	—	(2,416,820)
Accretion of issuance costs and warrants	—	370,270	—	—	(370,270)	—	—	—	—	(370,270)
Stock-based compensation for nonemployee awards	—	—	—	—	166,728	—	—	—	—	166,728
Deferred stock-based compensation	—	—	—	—	3,576,800	—	(3,576,800)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,672,488	—	—	2,672,488
Unrealized holding loss on available-for-sale investments	—	—	—	—	—	—	—	(10,351)	—	(10,351)	$(10,351)
Net loss	—	—	—	—	—	—	—	—	(18,300,820)	(18,300,820)	(18,300,280)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(18,311,171)

Balance, December 31, 2005	315,570	45,235,745	4,452,693	44,527	24,212,687		(1,319,970)	(10,351)	(58,061,816)	(35,134,923)
Adoption of SFAS 123(R)	—	—	—	—	(798,146)	—	798,146	—	—	—
Exercise of Common Stock Options	—	—	184,800	1,848	126,272	—	—	—	—	128,120
Warrants issued in conjunction with convertible notes payable	—	—	—	—	954,758	—	—	—	—	954,758
Preferred stock dividends	—	2,540,010	—	—	(2,540,010)	—	—	—	—	(2,540,010)
Accretion of issuance costs	—	314,186	—	—	(314,186)	—	—	—	—	(314,186)
Stock-based compensation for nonemployee awards	—	—	—	—	1,023,079	—	—	—	—	1,023,079
Stock-based compensation for employee awards	—	—	—	—	733,539	—	—	—	—	733,539
Warrants issued in connection with Ritchie notes payable	—	—	—	—	201,606	—	—	—	—	201,606
Amortization of deferred stock-based compensation	—	—	—	—	—	—	169,600	—	—	169,600
Unrealized holding gain on available-for-sale investments	—	—	—	—	—	—	—	9,831	—	9,831	$9,831
Beneficial conversion in connection with convertible notes payable	—	—	—	—	171,000	—	—	—	—	171,000
Net loss	—	—	—	—	—	—	—	—	(27,266,218)	(27,266,218)	(27,266,218)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(27,256,387)

Balance, December 31, 2006	315,570	48,089,941	4,637,493	46,375	23,770,599	—	(352,224)	(520)	(85,328,034)	(61,863,804)

(continued)

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Redeemable		Stockholders’ Deficit
	Convertible								Deficit
	Preferred Stock,		Common Stock			Note	Deferred	Accumulated	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Receivable	Stock-	Other	During the	Total	Total
	Number of	Carrying	Number of	Par	Paid-In	from	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholder	Compensation	Gain (Loss)	Stage	(Deficit) Equity	Loss

Balance at January 1, 2007	315,570	48,089,941	4,637,493	46,375	23,770,599	—	(352,224)	(520)	(85,328,034)	(61,863,804)
Issuance of common stock on initial public offering, net of issuance costs of $7,405,060	—	—	5,000,000	50,000	62,544,940	—	—	—	—	62,594,940
Issuance of common stock on exercise of warrants	—	—	444,981	4,449	1,388,001	—	—	—	—	1,392,450
Preferred stock dividends and accretion of issuance costs	—	1,368,037	—	—	(1,368,037)	—	—	—	—	(1,368,037)
Issuance of common stock on conversion of preferred stock	(315,570)	(49,457,978)	12,566,608	125,666	49,332,312	—	—	—	—	49,457,978
Issuance of common stock on conversion of convertible debt	—	—	2,029,233	20,290	15,894,180	—	—	—	—	15,914,470
Issuance of common stock on exercise of options	—	—	274,831	2,750	425,138	—	—	—	—	427,888
Deferred stock-based compensation	—	—	—	—	—	—	187,999	—	—	187,999
Stock-based compensation for non-employees awards	—	—	—	—	175,154	—	—	—	—	175,154
Stock-based compensation for employee awards	—	—	—	—	1,874,863	—	—	—	—	1,874,863
Warrants issued in connection with Bond financing	—	—	—	—	19,541,000	—	—	—	—	19,541,000
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	—	46,642	—	46,642	$46,642
Net loss	—	—	—	—	—	—	—	—	(59,825,181)	(59,825,181)	(59,825,181)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(59,778,539)

Balance at December 31, 2007	—	—	24,953,146	$249,530	$173,578,150	$—	$(164,225)	$46,122	$(145,153,215)	$28,556,362

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 10, 1997
				(Date of Inception)
	Year Ended December 31,			December 31,
	2005	2006	2007	2007

Cash flows from operating activities:
Net loss	$(18,300,820)	$(27,266,218)	$(59,825,181)	$(145,153,215)
Adjustments to reconcile net loss to cash used in operating activities, net of acquisition:
Noncash interest expense	22,814	854,439	4,097,688	5,004,641
Depreciation and amortization	139,276	307,030	721,887	11,704,012
Stock-based compensation expense	2,839,216	1,926,218	2,238,016	12,631,721
Deferred rent	(45,140)	(45,139)	(22,568)	(157,987)
Other	—	—	—	4,787
Changes in assets and liabilities, net of the acquisition of Zebra Pharmaceuticals, Inc. Accounts receivable	(244,128)	202,669	(196,404)	(262,181)
Prepaid expenses and other current assets	(44,594)	(1,095,546)	996,631	(219,593)
Accounts payable	31,848	(741,194)	1,202,157	1,956,181
Accrued expenses and other	836,628	3,827,259	5,315,022	11,105,511
Accounts payable and accrued expenses-related parties	570,338	(64,091)	599,812	1,422,091
Other assets	—	—	7,291	7,291
Deferred revenue — government grants	(14,233)	—	—	—

Net cash used in operating activities	(14,208,795)	(22,094,573)	(44,865,649)	(101,956,741)

Cash flows from investing activities:
Purchase of investments	(14,573,165)	—	(140,810,528)	(155,383,693)
Proceeds from matured investments	2,000,000	12,572,645	39,976,834	54,549,479
Purchase of property and equipment	(226,945)	(716,605)	(4,905,234)	(6,625,287)
Loss on disposal of assets	—	—	337,441	337,441
Collection of advance and note receivable stockholder	—	—	—	135,500
Net cash received on acquisition of Zebra Pharmaceuticals, Inc.	—	—	—	171,560

Net cash (used in) provided by investing activities	(12,800,110)	11,856,040	(105,401,487)	(106,815,000)

Cash flows from financing activities:
Offering costs	—	(387,148)	—	(387,148)
Advances received for stock subscription — net	—	—	—	5,314,619
Proceeds from issuance of notes payable — net of issuance costs	4,992,500	15,490,428	—	20,482,928
Proceeds from issuance of bonds and warrants — net of issuance costs of $7,321,670			142,678,330	142,678,330
Proceeds from issuance of notes payable to stockholders and issuance of warrants	375,000	—	—	1,645,000
Payment on notes payable	(185,141)	(1,887,550)	(3,627,072)	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	295,650	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock — net of issuance costs	—	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred stock — net of issuance costs	26,419,581	—	—	26,419,581
Payments on capital lease obligations		—		(74,999)
Proceeds from exercise of common stock options and warrants		128,120	1,820,338	2,273,908
Proceeds from sale of common stock and warrants, net of issuance costs	75,701	—	62,594,940	70,763,155
Proceeds from sale of restricted stock	—	—	—	32,850
Repurchase of common stock	—	—	—	(50,400)
Repayment of loan payable	—	—	—	(20,000)
Repayment of installment note payable	—	—	—	(10,804)

Net cash provided by financing activities	31,973,291	13,343,850	203,466,536	270,886,998

Net increase (decrease) in cash and cash equivalents	4,964,386	3,105,317	53,199,400	62,115,257
Cash and cash equivalents — beginning of period	846,154	5,810,540	8,915,857	—

Cash and cash equivalents — end of period	$5,810,540	$8,915,857	$62,115,257	$62,115,257

Supplemental disclosures of cash flows information:
Cash paid for interest	$67,184	$250,572	$211,353	$588,249
Noncash investing and financing activities:
Notes payable to stockholders including accrued interest of $55,000 converted into Series A redeemable convertible preferred stock	—	—	—	605,000
Accrued expenses and accounts payable converted into redeemable convertible preferred stock	—	—	—	210,243
Leasehold improvements paid by landlord	—	—		203,127
Issuance of notes payable for prepaid insurance and conversion of accrued expenses	67,986	—	—	341,986

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

Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At December 31, 2007, the Company had an accumulated deficit of $145.2 million, and stockholders’ equity of $28.6 million. The Company incurred net losses attributable to common stockholders of approximately $22.3 million, $32.2 million, and $61.2 million during the years ended December 31, 2005, December 31, 2006 and December 31, 2007, respectively. As of December 31, 2007, the Company had $62.1 million of cash and cash equivalents and $100.8 million of investments (mostly treasury bills with purchase maturities not over 90 days), and working capital of approximately $106 million. The Company will still require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products.

The Company has funded its operations through December 31, 2007 through the issuance of bonds and warrants, redeemable convertible preferred stock, the issuance of common stock, the issuance of convertible and other notes payable to certain stockholders and financial institutions, and revenues earned from government research and development grants. The Company’s long-term success is dependent on obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, attain profitable operations.

On November 16, 2007, the Company sold $150 million in bonds due in 2012 to a syndicate of institutional investors. In connection with the transaction, warrants were issued for the purchase of an aggregate of 6,021,247 shares of common stock. These warrants represent approximately 18 percent dilution of common shares on a fully diluted basis as of November 9, 2007. The bonds have a five-year maturity date and bear a coupon equivalent to the LIBOR (London Inter-Bank Offer Rate) plus eight percent, as determined on a quarterly basis. The warrants have an exercise price of $5.87, equivalent to the closing bid price of the Company’s common stock as of the close of trading on November 8, 2007.

On February 7, 2007, the Company completed an initial public offering, raising $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. In connection with the initial public offering, all outstanding shares of Series A, B, and C Preferred Stock were converted into common shares of 4,010,539, 1,788,758, and 4,719,652, respectively. An additional 1,340,624, 258,851, and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B, and C Preferred Stock, respectively. Warrants to purchase common stock were automatically converted into 403,779 shares of the Company’s common stock at an average price of $3.45 per share. In addition, the Convertible Notes and accrued interest (see Note 7), approximately $15.7 million at December 31, 2006, converted into 2,029,233 shares of common stock.

Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, development stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, maintaining compliance with the Bond Indenture’s covenants, and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, ability to reach commercial production of its product candidates. The Company’s future capital requirements will depend on many factors, including the scope of progress made in the Company’s research and development activities and the Company’s clinical trials. The Company may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity or from borrowings. Restrictive covenants contained in the Company’s recent bond offering, may limit the type and size of future financing arrangements. Financing may not be available on acceptable terms, or at all. The Company’s failure to raise capital when needed could materially adversely impact the Company’s growth plans, and the Company’s financial condition, and results of operations. If available, additional equity financing may be dilutive to holders of the Company’s common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, namely Molecular Insight Limited, based in the United Kingdom, Molecular Insight Pharmaceuticals GmbH, based in Germany, and Biostream Therapeutics, Inc. (“BTI”) from the date of acquisition, February 29, 2000, and its subsidiary, ATP Therapeutics, Inc. (“ATP”), from the date of its incorporation on March 4, 1999 through its dissolution on October 26, 2005. Intercompany accounts and transactions for all subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents  — The Company’s cash and cash equivalents, totaling $62.1 million at December 31, 2007, were held at three financial institutions, and were mainly invested in money market accounts and U.S. Treasury bills with purchased maturities less than 90 days. Management believes that these financial institutions are of high credit quality.

Investments — The Company’s investments of $57.1 million short term and $43.8 million long term at December 31, 2007 were mainly U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ (deficit) equity. There were no similar investments at December 31, 2006.

At December 31, 2007, gross unrealized gains and losses amounted to $79,626 and $32,984, respectively. Investments classified as current have maturities of less than one year. Investments classified as long term have maturities of 1 to 2 years and it is management’s intent to hold such investments beyond one year, although these funds are available for use and therefore classified as available-for-sale. There were no realized gains or losses incurred in 2007. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.

Deferred Stock Offering Costs — Costs directly associated with the Company’s filing of amendment No. 2 to its Form S-1 related to its initial public offering (“Offering”) of securities were initially capitalized as deferred stock offering costs.

The Company filed its initial Form S-1 with the Securities and Exchange Commission on November 8, 2005; with amendment No. 1 filed on January 19, 2006. Subsequent to the filing of amendment No. 1, the Company decided to postpone the offering, and expensed approximately $2.2 million and approximately $720,000 of offering costs during the years ended December 31, 2005 and 2006, respectively, related to the initial filing and amendment No. 1. The Company filed an additional amendment in 2006 and completed its initial public offering on February 7, 2007. Deferred offering costs relating to amendment No. 2 were approximately $982,000 as of December 31, 2006. Upon completion of the February 7, 2007 initial public offering, such costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ (deficit) equity.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated lives of the related assets or over the term of the lease (for leasehold improvements and leased equipment), if shorter as follows: lab and other equipment — 3 years; furniture and fixtures — 5 years; leasehold improvements — life of lease. On October 1, 2007, the Company completed the purchase of a commercial-scale radiopharmaceutical manufacturing facility located in Denton, Texas for $3.0 million. The plant provides over 80,000 square feet of pharmaceutical manufacturing,

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warehouse, clean room and administrative office space that will be used to manufacture clinical trial material of its molecular imaging and targeted radiotherapeutic product candidates. In the event that the Company receives regulatory approval of its product candidates, it intends to also produce commercialized inventory for resale at this facility.

Debt Issuance Costs — Debt issuance costs at December 31, 2007 were incurred in connection with the $150 million November 9, 2007 bond and warrant sale (see Note 7), which are being amortized as a component of interest expense using the effective interest method over the five year term of the bond. At December 31, 2007 the carrying value of these costs was $7,167,700, which was net of $153,970 amortization.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses have been recognized through December 31, 2007.

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

Effective January 1, 2007, the Company adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

Stock-Based Compensation  — In 1997, the Company’s stockholders’ and Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”).  Under the 1997 Plan, the Board of Directors may grant incentive stock options and nonqualified stock options to officers, directors, other key employees of the Company and its subsidiaries, non-employees and consultants. The 1997 Plan permits the Board of Directors to determine the number of options, the exercise price, the vesting schedule and the expiration date of stock options. The 1997 Plan provides that the exercise price of each incentive stock option must be at least equal to 100% of the estimated fair market value of the common stock on the grant date (110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date before the tenth anniversary of the grant date of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). Options typically expire 10 years from the date of grant and generally vest over a period of four years from the date of grant. In May 2006, the Board of Directors voted to amend the 1997 Plan by increasing the reserved shares by 666,667, which was subsequently approved by stockholders in August 2006, to allow for a total of 2,833,333 shares issuable under the 1997 Plan. On August 31, 2006 the stockholders approved 2,300,000 shares for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows awards to be granted after February 1, 2007, the effective date of the Company’s initial public offering. The Company satisfies share option exercises and issuance of share awards through the issuance of new shares.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As more fully described in Note 3 Stock Based Compensation, prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees, since the options were issued in fixed amounts, and with fixed exercise prices, at least equal to the fair value of the Company’s common stock at the date of grant. Prior to the adoption of SFAS 123(R), all stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company used the straight-line method of recognition for all awards to non-employees.

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

Floating Rate Bonds and Embedded Derivative — The senior secured floating rate bonds issued in November 2007 (the “Bonds”) constitutes a hybrid instrument that includes a debt host contract containing an embedded derivative feature (a contingent mandatory repayment provision) that requires bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The carrying value of the debt will be accreted to its face value of $150 million over its five year term using the effective interest method.

Warrants For Common Stock Issued in Connection with Bond Sale — In connection with the Bond sale (Note 7), the Company issued warrants to purchase 6,021,247 shares of Common Stock at an exercise price of $5.87 per share. The warrants are immediately exercisable, and expire five years from the issuance date, or November 16, 2012. The Bond Warrants can not be settled for cash and must be settled for shares of Common Stock. The terms of the warrants permit net share settlement through a cashless exercise. The warrants require equity classification.

Net Loss Per Share — Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding during the periods. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities, which consist of redeemable convertible preferred stock, common stock issuable upon conversion of accrued cumulative dividends on preferred stock, stock options, warrants and convertible debt that are not included in the diluted net loss per share calculation, aggregated 13,852,403, 17,296,690, and 9,006,808 potential common shares as of December 31, 2005, 2006, and 2007 respectively. In addition, unvested common stock pursuant to restricted stock awards are excluded from the calculation of basic loss per share until such shares vest but are included in diluted net loss per share if inclusion is not anti-dilutive.

Prior to their February 7, 2007 conversion, the Company’s redeemable convertible preferred stock accrued dividends (see Note 9) were paid in cash or in common stock at the election of the holder. If conversion was elected, the number of shares into which the dividends could be converted was based upon the conversion ratio for the redeemable convertible preferred stock and may result in the holders of the redeemable convertible preferred stock receiving common stock with a fair value that is greater than the recorded amount of accrued dividends. If the conversion feature of the accrued dividends had an intrinsic value greater than the dividend earned, the beneficial conversion feature was recognized and treated as a distribution to preferred stockholders for purposes of net loss per share calculations.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable convertible preferred stock dividends and accretion of issuance costs, and any beneficial conversion feature for each period presented in the accompanying consolidated statement of operations are as follow:

				Period from
				January 10, 1997
				(Date of Inception)
				through
	Year Ended December 31,			December 31,
	2005	2006	2007	2007

Preferred stock dividends	$2,416,820	$2,540,010	$39,610	$6,574,409
Accretion of issuance costs and warrants	288,033	314,186	1,328,427	2,109,028
Accretion of warrants	82,237	—		251,037
Beneficial conversion stock dividend	1,259,547	2,103,704	—	3,363,127

Redeemable convertible preferred stock dividends and accretion of issuance costs	$4,046,637	$4,957,900	$1,368,037	$12,297,601

Guarantees: Indemnified Obligations — The Company leases office space under a non-cancelable operating lease (see Note 11). The Company has indemnification arrangements under this lease that require the Company to indemnify the landlord against claims, actions or damages incurred in connection with the premises covered by the Company’s lease and the Company’s use of the premises. The Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding through December 31, 2007. The Company does not expect significant claims related to these indemnification obligations, and consequently concluded that the fair value of these obligations is negligible and no related reserves were established in any period presented in the accompanying consolidated financial statements.

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value. The fair value of the Company’s bonds approximates the carrying value since the transaction occurred at November 16, 2007 and due to their variable interest rate.

Segments — The Company conducts its operations and manages its business as one operating segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, the Statement does not require ant new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008, to defer the effective date for one year for certain nonfinancial assets and liabilities beginning January 1, 2008. The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The Company often enter into agreements for research and development goods and service. The Company is evaluating the impact that the adoption of EITF Issue No. 07-3 will have on its consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of EITF Issue No. 07-1 will have on its consolidated financial statements.

3.	STOCK-BASED COMPENSATION

SFAS 123(R) — On January 1, 2006, the Company adopted the provisions of SFAS 123(R). The Company has computed stock-based compensation under SFAS 123(R) for options granted using the Black-Scholes option pricing model for the years ended December 31, 2007 and 2006. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock during the expected option life, risk free interest rates, and dividend rates.

For awards issued after January 1, 2006, the Company assumed the following for the years ending December 31:

	2006	2007

Risk free interest rates	4.3% to 5.0%	3.9% to 4.8%
Expected dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Expected volatility	65.0% to 68.6%	62.9% to 64.9%

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

Stock-based compensation expense presented in the accompanying consolidated statements of operations total $1,926,218 and $2,238,016 for the year ended December 31, 2006 and 2007. Stock compensation expense for the 2007 included $155,000 related to modification of options to extend the vesting or exercise period of certain awards.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair value of the Company’s common stick at the date of grant. The Company recorded compensation cost on awards granted prior to November 8, 2005 (date of filing the initial registration statement) following the provisions of APB Opinion No. 25, using the minimum value method which includes the use of a zero volatility factor. Subsequent to the initial filing of the registration statement, the Company used an estimated volatility factor based upon comparable companies.

The assumptions used for grants prior to adoption of FAS 123(R) during the period presented are as follows:

Year Ended
December 31,
2005

Risk-free interest rate	3.85%
Expected dividend yield	0.0%
Expected option life	4 years
Expected stock volatility (minimum value method)	0.0%
Expected stock volatility (fair value method)	65%

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma impact on reported net loss attributable to common stockholders using the minimum value method provided by SFAS No. 123 was as follows:

Year Ended
December 31,
2005

Net loss attributable to common stockholders, as reported	$(22,347,457)
Add back: stock-based employee compensation expense included in reported net loss	2,839,216
Deduct: stock-based employee compensation expense determined under minimum value method	(2,854,531)

Pro forma net loss attributable to common stockholders	$(22,362,772)

Net loss per share attributable to common stockholders:
As reported	$(5.30)

Pro forma	$(5.31)

Prior to the adoption of SFAS 123(R), all stock-based awards to non-employees were accounted for at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services.

Information concerning all stock option activity for the year ended December 31, 2007 is summarized as follows:

	2007
		Weighted
		Average
		Exercise
	Number of	Price per
	Shares	Share

Options outstanding at beginning of period	1,870,839	$2.46
Granted	1,172,000	10.45
Exercised	(274,833)	1.56
Forfeitures	(126,038)	4.94

Options outstanding at end of period	2,641,968	$5.98

Options exercisable	982,877	$1.95

Options available for grant	1,331,000

Weighted average fair value of options granted		$5.58

The total intrinsic value of outstanding options, exercised options and exercisable options as of December 31, 2007 was $10,564,961, $1,999,380 and $7,042,676 respectively. The weighted average fair value of options granted during 2006 was $4.88.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for each period presented in the accompanying consolidated statements of operations are as follows:

				Period from
				January 10, 1997
				(Date of Inception)
				through
	December 31,			December 31,
	2005	2006	2007	2007

Stock-based compensation charged to:
Research and development	$146,176	$156,690	$683,979	$2,854,677
Research and development — related parties	83,406	62,599	175,154	354,772
General and administrative	2,609,634	1,706,929	1,378,883	9,422,272

Stock based compensation expense	$2,839,216	$1,926,218	$2,238,016	$12,631,721

Restricted Stock — Information concerning non-vested restricted stock activity for the year ended December 31, 2007 is summarized as follows:

	Number	Grant Date
	of Shares	Fair Value

Nonvested shares at beginning of period	27,375	$0.60
Granted	—	—
Vested	(27,375)	$0.60

Nonvested shares at end of period	—	—

The total grant date fair value of stock awards vested during the year ended December 31, 2007 was $16,425.

The Company issued to the Chief Executive Officer in 2003 547,500 shares of restricted common stock in exchange for $32,850 in cash and the issuance of a 50% partial recourse, non interest bearing note receivable for $295,650. These shares are subject to Stock Restriction and Stock Pledge Agreements and vested through February 7, 2007. As of December 31, 2007, 547,500 of these shares are vested. On January 1, 2006, upon adoption of SFAS 123(R), the grant date fair value of non-vested shares using the Black-Scholes model was $907,123, which was charged to compensation expense on a straight line basis through the final vesting date of February 7, 2007.

Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable. The total shares of common stock pursuant to such unvested options as of December 31, 2007 was approximately 1,659,091.

Exercise Prices — Prior to the issuance of the Company’s initial stock offering on February 7, 2007, as a private company pursuant to the 1997 Plan, in determining the exercise prices for stock-based awards, the Company’s Board of Directors considered the estimated fair value of the common stock as of each grant date. The determination of the deemed fair value of the Company’s common stock involved significant assumptions, estimates and complexities that impact the amount of stock-based compensation. The estimated fair value of the Company’s common stock was determined by the Board of Directors after considering a broad range of factors including, but not limited to, the illiquid nature of an investment in common stock, the Company’s historical financial performance and financial position, the Company’s significant accomplishments and future

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospects, opportunity for liquidity events and, recent sale and offer prices of the common and redeemable convertible preferred stock in private transactions negotiated at arm’s length.

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

As of December 31, 2007 and 2006, the unamortized stock-based compensation of awards granted prior to January 1, 2006 was $164,225 and $352,224 respectively. The remainder of the compensation expense will be amortized over the next two years.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of December 31,
	2006	2007

Lab and other equipment	$1,094,499	$1,935,780
Furniture and fixtures	113,552	166,122
Building & equipment	—	3,121,638
Leasehold improvements	532,492	541,520
Land	—	427,059

Total property and equipment, at cost	1,740,543	6,192,119
Less accumulated depreciation and amortization	(853,760)	(1,459,430)

Property and equipment, net	$886,783	$4,732,689

Depreciation and amortization expense was $139,276, $307,030, and $721,887 for the years ended December 31, 2005, 2006, and 2007, respectively.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of December 31,
	2006	2007

Accrued payroll, bonuses, severance and vacation	$1,576,690	$2,367,492
Clinical trials	1,336,702	5,037,311
Commercial manufacturing	1,265,497	1,687,490
Professional fees	1,081,632	546,852
Sponsored research and license agreements	—	702,744
Other	551,534	685,189

Total accrued expenses	$5,812,055	$11,027,078

6.	EMPLOYEE BENEFIT PLAN

Effective January 1, 2001, the Company adopted an employee savings and retirement plan, or 401(k) plan (the “Plan”), that covers all employees of the Company who meet certain defined requirements. Under the terms of the Plan, employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits. The Company may elect to make discretionary matching contributions to the Plan, but has not made any since plan inception through December 31, 2007.

7.	DEBT

Senior Secured Floating Rate Bonds, due 2012

On November 9, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds”) and warrants to purchase 6,021,247 shares of common stock of the Company (the “Warrants”) for an aggregate total of $150,000,000 for the Bonds and Warrants. The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and to persons outside the United States under Regulation S of the Securities Act. The Bonds and Warrants have not been registered under the Securities Act. The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.

The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The initial quarterly total interest rate was 12.8775%. The rate for the quarterly period beginning February 1, 2008 is 11.2394%.

Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable.

The Warrants have an exercise price of $5.87, which was the bid price of the Company’s common stock as of the close of trading on November 8, 2007. The Warrants may be exercised by payment of the exercise price or by a cashless exercise at anytime through five years from the date of issuance.

In connection with the sale of the Bonds and the Warrants, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007 with the initial purchasers of the Bonds and Warrants and certain holders of the former Series A

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain holders of former convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights.

In connection with the sale of the Bonds and the Warrants, the Company also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, the Company and its subsidiaries that are a party to such agreement from time to time agree to pledge their rights to certain collateral to the Collateral Agent as security for the obligations of the Company under the Indenture. All of the Company’s assets are pledged as security as of December 31, 2007.

The Bonds have been recorded net of the relative fair value of the related Warrants and the fair value of the embedded derivative (see Note 2). The resulting discount is being accreted over the Bonds’ five year term using the effective interest method.

Redemption of Bonds

The Indenture requires mandatory redemption of some or all of the Bonds upon defined events, such as the disposition of certain assets or property, the issuance of indebtedness (other than the PIK Bonds), the sale of securities in an equity financing, receipt by the Company of funds constituting extraordinary receipts, in the event of excess free cash flow over specified levels, and in the event of a product material adverse event (as defined).

The contingent mandatory redemption feature related to the product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to remeasure it at each reporting period at its fair value. The initial value of the embedded derivative was approximately $200,000 and did not change materially at December 31, 2007. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).

The Bonds become subject to redemption upon a change in control (defined as a person acquiring 30% or more of the voting securities of the Company).

The Company may redeem the Bonds at its option during the following dates at a redemption price equal to the following:

From	To	Price

November 16, 2007	November 15, 2008	Greater of 106% of aggregate principal amount or present value of 106% of aggregate principal amount and interest payable to November 16, 2008
November 16, 2008	October 31, 2009	106% of principal plus unpaid interest
November 1, 2009	October 31, 2010	104% of principal plus unpaid interest
November 1, 2010	October 31, 2011	102% of principal plus unpaid interest
Thereafter		100% of principal plus unpaid interest

Debt Covenants

The Indenture contains various covenants with which the Company must comply, including, without limitation, the timely payment of interest and principal when due, the provisions of quarterly and annual financial statements and other reports, the maintenance of a minimum liquidity level and a requirement that capital expenditures not exceed certain annual amounts. The Company is prohibited from paying cash dividends on its common stock.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Indenture, the Company needs to maintain a Minimum Liquidity (as defined in the Indenture) of not less than $153.4 million for year end of December 31, 2007, which amount decreases monthly during 2008 to $83.0 million. Under the Indenture, the Minimum Liquidity requirement shall be adjusted for a product material adverse event, required Bond redemptions, and amounts on deposit with the Trustee in the redemption collateral account. Minimum Liquidity is $35.2 million for year end 2009, $29.2 million for year end 2010 (lowest Minimum Liquidity is $21.1 million at March 31, 2010); then it increases to $45.0 million for year end 2011 through to the maturity date.

The financial covenants in the Indenture also set limits on the Company’s capital expenditures in any year. Under the Indenture, capital expenditures may not exceed $6.0 million in year 2007, $4.5 million in year 2008, $5.0 million in year 2009, $3.0 million in year 2010, $5.0 million in year 2011, and $6.0 million in 2012. These maximum capital expenditure limits may be adjusted upwards in any given year, up to an additional $1.5 million, if the preceding year’s capital expenditures were less than the maximum level. In any year when a cyclotron is purchased, the maximum capital expenditure level is increased by the cost of the cyclotron, up to a maximum of $10.0 million.

A failure to comply with the covenants of the Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Indenture. Such events of default would include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Indenture.

Convertible Notes Payable — On September 28, 2006 and October 4, 2006 the Company executed agreements to issue convertible notes (the “Convertible Notes”) in the amount of $15.0 million and $0.4 million, respectively with detachable warrants with existing shareholders and new third parties (the “Holders”). The Convertible Notes are due three years from the date of issuance (the “Maturity Date”), and bore an interest rate of 8% per annum and are unsecured. The interest is compounded quarterly and calculated on the basis of actual days elapsed based upon a 365-day year. Interest is payable on the Maturity Date. A beneficial conversion charge was not recorded as the effective conversion price exceeded the current stock value at the date the Convertible Notes were issued. As the interest accrued is convertible into common stock at the conversion rate effective upon issuance, the Company evaluates whether interest earned has a beneficial conversion feature as it accrues. The beneficial conversion feature is computed based upon the difference between the conversion price and the fair value of the Company’s common stock as such interest is accrued. For the period ended December 31, 2006, a beneficial conversion value of $171,000 was recognized in the fourth quarter of 2006 as additional debt discount (interest expense) and paid-in capital. The detachable warrants issued with the Convertible Notes were valued under a Black-Scholes model using a volatility factor of 64.92% which resulted in a debt discount of approximately $954,758. The discount was recorded as an increase to paid-in capital and is being amortized over the life of the Convertible Notes as additional interest expense.

Conversion:  In the event that a Qualified Public Offering, as defined, is completed on or prior to the Maturity Date or at any time such Convertible Notes are outstanding at the election of the holders, the full outstanding principal amount of these Convertible Notes plus accrued but unpaid interest would automatically be converted into that number of fully paid, validly issued and non-assessable shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) obtained by dividing (i) the Principal and all accrued interest at Maturity Date by (ii) $7.80. As discussed in Note 10, upon the effectiveness of the Company’s initial public offering on February 1, 2007, the Convertible Notes and accrued interest converted into 2,029,159 shares of common shares.

Senior Note Payable — On September 30, 2005, the Company issued a $5.0 million note payable to Ritchie Multi-Strategy Global, LLC (“Ritchie”) pursuant to a Loan and Security Agreement (“Ritchie Note”),

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be used for working capital and general corporate activities, which was ultimately assigned to BlueCrest Venture Master Fund Limited ( “Ritchie”). The Ritchie Note was secured by a first priority security interest in the Company’s assets, excluding intellectual property, and contained non-financial covenants, until paid off in November 2007. The Company was required to pay interest only through December 31, 2005, and thereafter, the principal and interest is payable in equal monthly amounts over 35 months. The interest rate of the debt was 7.93%. In addition, as a condition to Ritchie extending the credit, the Company agreed to pay a fee to Ritchie in the amount of $250,000 should a liquidation event (as defined) occur prior to June 30, 2006 or $300,000 should a liquidation event occur subsequent to that date. A liquidation event is defined in the agreement as including, among other things, a change in control of the Company, a sale of all or substantially all of the Company’s assets or an initial public offering of the Company’s common stock. This fee was determined to be an embedded derivative which requires separate accounting and is presented separately in the accompanying December 31, 2006 consolidated balance sheet as “success fee derivative liability”. The estimated fair value of the success fee was determined to be $278,000 at December 31, 2006, respectively. The derivative was revalued at each reporting period with the charges recognized in earnings until settled. The initial embedded derivative value was recorded as a debt discount and was amortized over the life of the loan until November 2007, and written off when the Senior Note was paid off. In connection with the Bond and Warrant sale of November 16, 2007, part of the proceeds in the amount of $2,000,348 were used to pay off the Ritchie Note.

On September 28, 2006, the company paid $175,000 and on November 6, 2006, the Company issued a warrant to purchase 61,538 shares of common stock at an exercise price of $7.80 per share to the holder of Ritchie Note issued on September 30, 2005. The cash and warrant were issued in consideration of the note holder waiving certain covenants that prohibited certain additional indebtedness. The warrant is exercisable, in whole or in part, anytime from the issue date to the earliest of (i) the seventh anniversary of the issue date, (ii) 180 days after the date on which the Securities and Exchange Commission declares effective a registration statement on Form S-1 for the initial public offering of common stock by the Company, or (iii) the date on which the Company consummates the sale of all or substantially all of its assets or consummates a merger, consolidation or similar transaction or series of related transactions pursuant to which the Company is not the surviving entity. The fair value of the warrant at the date of grant was determined to be approximately $200,000 using the Black-Scholes option-pricing model (including the following assumptions: expected life of seven years, volatility of 69% and risk-free rate of 4.9%). The aggregate fair value of approximately $375,000 was recorded as a debt issuance cost and was amortized over the life of the note and written off when the Warrants were exercised.

Commercial Notes Payable — In 2005, the Company entered into a financing agreement for the payment of approximately $102,000 of insurance premiums for up to 10 months at an annual interest rate of 6.5% until paid in full in May, 2006. In October 2006, the Company entered into a financing agreement for the payment of approximately $105,000 of insurance premiums for up to seven months at an annual interest rate of 6.7%.

Convertible Notes Payable — In December of 2004, the Company issued an unsecured convertible note payable to a new investor for $700,000, due one year from the date of issuance, at an annual interest rate of 3%. The full outstanding principal amount of the note, plus accrued interest, had a mandatory conversion feature into either (i) preferred stock at a price per share at which a qualified financing, as defined, was completed subsequent to the issuance of the note but prior to maturity, or (ii) into shares of Series B redeemable convertible preferred stock at the rate of $132 per share, in the event the Company was unable to complete a qualified financing prior to maturity. In April, 2005, the principal and accrued interest of $5,586 were converted into 3,493 shares of Series C redeemable convertible preferred stock (“Series C”) at $202 per share, the price at which Series C had been issued (see Note 9).

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March of 2005, the Company issued unsecured convertible promissory notes to three existing stockholders (one being a member of the Board of Directors) for a total principal of approximately $375,000, due one year from the date of issuance, at an annual interest rate of 3%. The full outstanding principal amount of the notes, plus accrued interest, carried a mandatory conversion feature into either (i) preferred stock at a price per share at which a qualified financing, as defined, was completed subsequent to the issuance of the notes but prior to maturity, or (ii) into shares of Series B redeemable convertible preferred stock at the rate of $132 per share, in the event the Company was unable to complete a qualified financing prior to maturity. In April, 2005, the principal amount was converted into 1,983 shares of Series C redeemable convertible preferred stock at $202 per share, the price at which Series C had been issued (see Note 9).

Upon the consummation of the initial public offering of the common stock of the Company on February 7, 2007, the redeemable convertible preferred stock was automatically converted into common stock on a 33-for-1 basis, and the cumulative but unpaid dividends converted into common stock based upon formulas established at each issuance date of the securities.

Debt consisted of the following:

	2006	2007
Fiscal Year Ending December 31,	Principal Balance	Principal Balance

Bonds, including PIK interest of $2,414,531, net of discount of $19,282,141	$—	$133,132,390
Convertible note debt	15,400,000	—
Ritchie note	3,550,887	—
Insurance financing note	69,911	—

Total	$19,020,798	$133,132,390

As of December 31, 2007, future payments of principal and PIK Interest on all existing debt was due as follows:

December 31,
Fiscal Year Ending December 31,	2007

2008	$—
2009	—
2010	—
2011	—
2012	152,414,531

Total principal and PIK payments	$152,414,531

8.	INCOME TAXES

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As described in Note 2, effective January 1, 2007, the Company adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). In connection with the adoption of the provisions of FIN 48 on January 1, 2007 the Company reviewed its tax positions. The Company’s adoption of FIN 48 had no cumulative effect on its deficit accumulated during the development stage. The tax authorities could challenge tax positions taken by the Company for the periods for

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which there are open tax years. The Company is open to challenge for the periods of 1997 through 2007 from federal and the Commonwealth of Massachusetts jurisdictions.

The Company has recorded no provision or benefit for income taxes for any period presented due to its net operating losses (the “NOL”) and doubt as to the realizability of the resulting carryforwards of those losses and other deferred tax assets. Deferred tax assets consisted of the following as of December 31:

	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$22,384,000	$40,938,000
Deferred research and development costs	1,301,000	1,115,000
Research and development tax credits	2,067,000	1,177,000
Property and equipment	69,000	101,000
Accrued expenses	1,486,000	5,182,000

Gross deferred tax asset, before valuation allowance	27,307,000	48,513,000
Valuation allowance	27,307,000	48,513,000

Net deferred tax asset	$—	$—

	2005	2006	2007

Tax benefit at U.S. Statutory Rates	(34.0)%	(34.0)%	(34.0)%
State tax benefit	(6.3)	(6.3)	(6.3)
Permanent differences	9.3	0.9	0.4
Research and development credits	(1.2)	(2.6)	(0.6)
Other	3.6	2.4	0.7
Valuation allowance	28.6	39.6	39.8

	0%	0%	0%

As of December 31, 2007, the Company had net operating loss carryforwards totaling approximately $101.8 million (federal) and $100.8 million (state), which expire at various dates from 2012 through 2027 (federal) and from 2008 through 2012 (state). The Company had research and development tax credits totaling approximately $860,000 (federal) and $420,000 (state), which are available to offset future tax liabilities when incurred, which begin to expire in 2018 for federal and 2012 for state and fully expire in 2022 (federal) and 2022 (state).

In accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has recorded a full valuation allowance against its deferred tax assets since the Company believes it is more likely than not, that it will not be able to realize the assets. During the years ended December 31, 2005, 2006 and 2007, the valuation allowance increased by approximately $5,236,000, $10,815,000 and $21,206,000, respectively. The change in the valuation allowance in each period is due to the net increase in deferred tax assets each period (primarily from the net operating loss carryforwards and research and development tax credits) and the Company providing a full valuation against the asset for the reason stated above.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, the Company believes have caused multiple ownership changes as defined by Section 382. The change in ownership, which the Company believes has occurred, will limit the utilization of its net operating losses and research and development credit carryforwards based on the annual limitations under Section 382.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits because of the Company’s full valuation allowance. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense should such costs be assessed. As of December 31, 2007, the Company has not recognized interest and penalties. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $534,000 as of December 31, 2007, assuming there was no valuation allowance. The Company’s U.S. federal income tax returns remain subject to examination, and its state income tax returns for all years through 2007 remain subject to examination.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Beginning uncertain tax benefits	$2,782,000
Current year — increases	—
Current year — decreases	—
Settlements	—
Expire statutes	—

Ending uncertain tax benefits	$2,782,000

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company in prior periods authorized 359,515 shares of preferred stock for issuance, of which certain shares were designated as Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”) and Series C redeemable convertible preferred stock (“Series C”). The Company first issued redeemable convertible preferred stock in 2003.

Upon the consummation of the initial public offering of the common stock of the Company on February 7, 2007, the redeemable convertible preferred stock was automatically converted into common stock on a 33-for-1 basis, and the cumulative but unpaid dividends (with limited exception) converted into common stock based upon formulas established at each issuance date of the securities. All outstanding shares of Series A, B and C Convertible Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Convertible Preferred Stock, respectively. Warrants to purchase common stock were exercised for 396,092 shares of the Company’s common stock at an average price of $3.45 per share.

After the conversion to common stock, the Company no longer records dividends and accretion on the redeemable convertible preferred stock. Previously, redeemable convertible preferred stock dividends and accretion of issuance costs, consisted of cumulative, undeclared dividends payable on the preferred securities and accretion of the issuance costs, and costs allocated to issue warrants to purchase common stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the redeemable convertible preferred stock when issued, and were accreted to redeemable convertible preferred

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, using the interest method, through the earliest redemption dates of each series of redeemable convertible preferred stock by a charge to additional paid-in capital and net loss attributable to common stockholders.

The following table summarizes the activity and other information for the redeemable convertible preferred stock:

	Series A		Series B		Series C		Total
	Number of	Carrying	Number of	Carrying	Number of	Carrying	Number of	Carrying
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance, January 1, 2005	120,317	$8,277,841	53,663	$7,260,233	—	$—	173,980	$15,538,074

Issuance of Series C, net of $1,106,800 of issuance costs	—	—	—	—	141,590	27,470,581	141,590	27,470,581
Accretion of issuance costs and warrants	—	50,997	—	142,296	—	176,977	—	370,270
Series B warrant modification	—	—	—	—	—	(560,000)	—	(560,000)
Preferred stock dividends	—	981,777	—	354,176	—	1,080,867	—	2,416,820

Balance, December 31, 2005	120,317	9,310,615	53,663	7,756,705	141,590	28,168,425	315,570	45,235,745
Accretion of issuance costs and warrants	—	52,430	—	23,976	—	237,780	—	314,186
Preferred stock dividends	—	673,790	—	354,176	—	1,512,044	—	2,540,010

Balance December 31, 2006	120,317	10,036,835	53,663	8,134,857	141,590	29,918,249	315,570	48,089,941
Accretion of issuance costs and warrants	—	52,381	—	1	—	1,276,046	—	1,328,428
Preferred stock dividends	—	(70,753)	—	(26,365)	—	136,728	—	39,610
Conversion to common stock	(120,317)	(10,018,462)	(53,663)	(8,108,493)	(141,590)	(31,331,023)	(315,570)	(49,457,978)

Balance December 31, 2007	—	$—	—	$—	—	$—	—	$—

10.	STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

100,000,000 shares of $.001 par value Common Stock have been authorized, of which 4,637,493 shares were issued and outstanding at December 31, 2006, and 24,953,146 shares were issued and outstanding as of December 31, 2007. Common Stock shares issued and outstanding do not include the potential shares that may be issued for the conversion of warrants for Common Stock, and shares that may be issued under the Stock Option Plan, which are listed below.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserved Shares — The following is a summary of common stock reserved for the following identified purposes at December 31, 2006 and 2007:

	December 31,	December 31,
	2006	2007

Conversion of Series A	5,386,888	—
Conversion of Series B	2,054,292	—
Conversion of Series C	5,147,560	—
Common stock options	2,193,030	3,972,968
Convertible note payable	2,015,468	—
Warrants and Bond Warrants on common stock	862,749	6,364,840

	17,659,987	10,337,808

On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement of Form S-1, as amended was declared effective by the SEC. All registered shares were sold at the initial public offering price of $14.00 per share. Certain warrants were exercised upon the initial public offering. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million.

As indicated in the above Preferred Stock Note 9, all outstanding shares of Series A, B and C Convertible Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Convertible Preferred Stock, respectively. Warrants to purchase common stock were exercised for 406,346 shares of the Company’s common stock at an average price of $3.52 per share.

On April 3, 2006 and April 18, 2006, the Board of Directors and the stockholders, respectively, approved upon the closing of an Offering, the 2006 Equity Incentive Plan and the reservation of 2,300,000 shares of common stock for issuance thereunder.

In April 2006, the Board of Directors and the stockholders, respectively, approved the restatement of the Company’s articles of organization and bylaws, and effected a 1-for-6 reverse common stock split, and also approved the expansion of the Board of Directors to nine directors that became effective upon the closing of the initial public offering.

Common Stock Warrants — In 2000, the Company committed to issue a warrant to purchase 32,090 shares of common stock for $15.00 per share with a fair value of $271,000. The fair value was determined using the Black-Scholes option-pricing model (including the following assumptions: life of six years (full term), volatility of 50% and a risk-free rate of interest of 6.5%). Accordingly, approximately $271,000 was included as an issuance cost of common stock in 2000 and was included in additional paid-in capital.

During 2002, the Company issued $1.62 per share warrants with a two-year exercise period to purchase 33,951 shares of the Company’s common stock to two officers who are also members of the Board of Directors in connection with two notes payable due to these individuals.

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

In connection with the issuance of Series C in 2005, the Series B Warrants were modified so as to not allow the Series B Warrants to expire pursuant to the original terms. The amendment also irrevocably waived the termination provision for any future financings so that the warrants will expire upon the earlier of five years from the date of issuance in 2004 or upon an initial public offering of the Company’s common stock. As a result of this modification, the Company determined the fair value of the warrants immediately before and after the modification using the Black-Scholes option-pricing model (including the following assumptions: life of zero and four years (remaining terms), respectively, volatility of 68% and a risk-free rate of interest of 2.99%) and the incremental value of $560,000 was subtracted from the carrying value of the Series C as an issuance cost and recorded as an increase to additional paid-in capital.

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

In 2006, the Company issued warrants to purchase 394,877 shares of the Company’s common stock in connection with the Convertible Notes issued in September 2006 (see Note 7). The warrants were exercisable for five years at an exercise price of $7.80 per share. The fair value of the warrants of $954,758 was recorded as a debt discount and is being amortized over the life of the Convertible Notes as additional interest expense. The unamortized remaining balance was written off when the warrants were converted to common stock as part of the initial public offering in February 2007.

On November 6, 2006, the Company issued a warrant to Ritchie Debt Acquisition Fund, Ltd., which was assigned to BlueCrest Venture Finance Master Fund Limited (see Note 7), to purchase 61,538 shares of common stock with an exercise price of $7.80 and the earlier of a seven year life or 180 days after the date on which the SEC declares effective a registration statement on Form S-1 or certain other events. The fair value of the warrant of $201,606 was recorded as a debt issuance cost and was being amortized over the life of the Note. This note was paid off in 2007 as part of the terms of the bond indenture.

On February 21, 2007 Ritchie exercised its warrant to purchase 61,538 shares of the Company’s common stock. Ritchie elected a net share settlement whereby they received 24,671 shares of common stock in exchange for the warrant held.

On November 16, 2007, pursuant to the Purchase Agreement of November 9, 2007, in connection with the Bond (see Note 7), the Company issued warrants to purchase 6,021,247 shares of Common Stock an exercise price of $5.87 per share. The warrants are immediately exercisable, and expire five years from the issuance date, or November 16, 2012. The Bond Warrants can not be settled for cash, but can only be settled by issuing Common Stock.

The Black Scholes calculation for the fair value of the Bond warrants used the following assumptions: life of five years, volatility of 61.6%, 0% dividend rate and a risk-free rate of interest of 3.68%, which resulted in a total fair value of the warrants of $19,540,523. The annualized volatility of 61.6% was the last five years average volatility of three comparable companies. The Company’s 2007 stock price data was not used due to the limited time frame since the public offering. The fair value of the warrants was accounted for as a Bond

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount with an offset to additional paid in capital. The Bond discount is being amortized monthly using the effective interest method over the five year life of the Bonds.

Warrants Outstanding to Purchase Shares of Common Stock

As of December 31, 2007, the Company had the following warrants outstanding, which are fully vested and exercisable, to purchase shares of the Company’s common stock:

		Exercise
	Shares	Price	Term

Issued in 2006 in connection with convertible note payable	343,593	$7.80	5	(a)
Issued in 2007 in connection with sale of Bonds	6,021,247	5.87	5	(b)

Total warrants outstanding at December 31, 2007	6,364,840

(a)	expire September 28, 2011

(b)	expire November 16, 2012

Amended and Restated Registration Rights Agreement

In connection with the sale of the Bonds and the Warrants, the Company, entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007, with the initial purchasers of the Bonds and Warrants and certain former holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain former holders of convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights. Additionally, the employment agreements for several executive officers of the Company provide that they shall each have piggyback registration rights for shares held by them equal to the most favorable piggyback registration rights granted by the Company to its stockholders. Accordingly, these executive officers have the same piggyback registration rights. The shares of common stock subject to these rights at December 31, 2007 were 2,935,066.

These parties may demand registration of the underlying securities at any time. The Company shall file the registration statement including the securities covered by such demand notice within 30 days after receipt thereof and shall use its best efforts to effect the registration under the Securities Act as soon as practicable, and in any event within 180 days after receipt of such demand notice. If a Registration Statement is not (i) filed with the Commission on or prior to the applicable filing deadline, or (ii) declared effective by the applicable effectiveness deadline, then the Company shall make pro rata payments to each investor whose securities are to be included in such Registration Statement, as liquidated damages, in an amount equal to 1.5% of the aggregate Market Price of the investor’s securities to be included in such Registration Statement for each 30-day period or pro rata for any portion thereof.

11.	COMMITMENTS AND CONTINGENCIES

Licensing Agreement with Schering — On January 15, 2007, the Company executed an agreement with Schering Aktiengesellschaft for an exclusive, worldwide, royalty-bearing license under the Schering Patents and Schering Know-How to develop and commercialize specific products within a field and territory as defined in the agreement. This agreement relates to the Company’s oncology product candidate Solazed.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, the Company paid a license fee of $1 million in the first quarter of 2007 which is included in Research and Development expense in the consolidated statement of operations. Additionally, the Company is obligated to pay a royalty on net sales of the product, for a term defined as the longer of the life of the patents, or ten years following first commercial sale. The Company is also obligated to pay milestone payments, totaling $9.0 million, upon the commencement of clinical trials and the attainment of certain approvals in the regulatory process. The Company has made no additional payments under this agreement.

Other Licensing Agreements — The Company has exclusively licensed certain of its patent rights from third-parties, as well as related parties, including certain members of the Board of Directors and the Company’s Advisory Board, who are also stockholders of the Company. In exchange for the exclusive rights, the Company is obligated to pay the licensors’ patent expenses and a royalty on net sales of future products ranging from 1% to 4% of net sales, depending on the license agreement. There have been no sales of products subject to such license agreements through December 31, 2007. In addition, some of the license agreements require the Company to pay certain lump sum payments upon attainment of certain clinical milestones, none of which has been achieved through December 31, 2007. In addition, in exchange for access to non-patented, confidential clinical information from one of the third-parties on one of its potential products, the Company has entered into an agreement with this third-party which requires the Company to pay the third-party a royalty which ranges from 2% to 7% on net sales of a defined future product for the first indication, depending on the extent to which the third-party’s clinical data expedites U.S. regulatory approval of the defined product. There have been no sales of product through December 31, 2007.

Three of the Company’s license agreements are with Georgetown University. In addition to royalty obligations which are included in the above, the agreements provide for the Company to pay up to $2.5 million in milestone payments upon the attainment of certain approvals in the regulatory process and other clinical milestones. Certain milestone payments may be reduced by up to 50% for subsequent new drug applications submitted for new uses of the same compound. If paid, these milestone payments would be creditable against future royalty payments. As of December 31, 2007, the Company has paid approximately $45,000 under these agreements. For the year ended December 31, 2007, $18,000 was charged to Research and Development expense for these agreements.

In November 2006, the Company executed an agreement with Novartis Pharma AG (Novartis), for the nonexclusive license of technology under a general patent, as well as the exclusive license of technology under a Novartis specific patent. This agreement relates to certain aspects of the Company’s oncology product candidate Onalta. The agreement allows the Company to use this technology for the worldwide development and commercialization of OctreoTher. The Company is obligated to pay royalties based on net sales of the product, for the life of the patents, or alternatively, for a term following first commercial sale, whichever is longer. There have been no sales of products subject to such license agreements through December 31, 2007. The Company is also obligated to pay milestone payments totaling $4.0 million upon the attainment of certain approvals in the regulatory process. None have been achieved as of December 31, 2007. Milestone payments are partially creditable against future royalty payments. The Company paid a license fee of $1.0 million in the second quarter of 2007 which was charged to Research and Development expense.

In December 2006, the Company executed an addendum to the Novartis agreement allowing for an exclusive license of the technology under the general patent. The addendum calls for additional license fees, milestone payments totaling $600,000, and royalty payments to a third-party, Dr. Eric P. Krenning. There have been no sales of products subject to such license agreements and none of the relevant milestones have been achieved through December 31, 2007. The Company paid a license fee of $600,000 under this addendum in January of 2007.

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

In December 2006, the Company executed an agreement with Tyco Inc. / Mallinckrodt Medical, Inc (Mallinckrodt), whereby Mallinckrodt will transfer the technology and materials necessary for the manufacture of OctreoTher. This agreement relates to the Company’s oncology product candidate Onalta, and it complements the rights obtained in the agreement with Novartis Pharma, AG., by providing manufacturing rights and production know-how for Onalta. Under this agreement, the Company is obligated to make an upfront payment, and various payments for phases in the technology transfer process. The Company is also obligated to make a one-time purchase of certain existing quantities of production supplies from Mallinckrodt. The term of this agreement is for as long as the Company manufactures and sells Onalta, on a country-by-country basis. The Company paid $1.2 million under this agreement in 2007 which was charged to Research and Development expense. The Mallinckrodt Agreement was not effective until the Company executed its license agreement with Novartis in December 2006, and Novartis terminated its separate license with Mallinckrodt on January 12, 2007.

In December 2006, the Company entered into an exclusive license agreement with McMaster University for worldwide rights to certain platform technology used for radiolabeling compounds. This technology platform is not currently used with any of the Company’s existing product candidates, but the Company is exploring the applicability of radiolabeling to its oncology product candidates. The Company has the right to sublicense these rights and also has an obligation to maintain the related patent rights. In exchange for this exclusive license, the Company is obligated to pay an upfront, nonrefundable licensing fee, future royalties on any products that are radiolabeled using the licensed technology for the term of the patent rights, minimum annual royalties (that are creditable against royalties) and future milestone payments totaling $575,000 relative to clinical trials for particular indications and certain stages of the regulatory process. The term of this agreement is through the last to expire of the patent rights and the Company has the right to terminate the agreement upon providing ninety days written notice. There have been no sales of products subject to such license agreements and none of the relevant milestones have been achieved through December 31, 2007. The Company paid the initial license fee of $10,000 in the first quarter of 2007 which was charged to Research and Development expense.

Manufacturing Agreement with MDS Nordion.  On June 4, 2004, the Company entered into a process development and manufacturing agreement with MDS Nordion, a division of MDS (Canada) for the development of a facility for the cGMP manufacture of Zemiva, and to supply the Company’s requirements for Zemiva during the clinical trial process (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, Nordion will provide access to a manufacturing facility at their premises in Vancouver, British Columbia, a portion of which will be solely dedicated for the production and supply of Zemiva during the Company’s clinical trials. The facility utilized under this agreement is owned by Nordion, and used for the production and supply of Zemiva on a priority basis. The Company was obligated to pay a facility fee upon execution of the Manufacturing Agreement. The Company also made milestone payments related to various phases of the process development. A percentage of each milestone was paid upon execution of the agreement, another percentage was paid upon commencement of the milestone, and the remainder of each milestone payment was paid upon completion of the milestone. As of December 31, 2007, the Company had made all payments required under this agreement aggregating to approximately $2.1 million. The term of the Manufacturing Agreement initially was through 2005, but the agreement has been extended through December 31, 2007.

Commercial Manufacture and Supply Agreement with MDS Nordion.  On January 12, 2006, the Company entered into a six-year, renewable agreement with MDS Nordion for the commercial manufacture

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and supply of Zemiva (the “Supply Agreement”). Under the Supply Agreement, the Company paid $725,000 as an up-front payment and is obligated to make additional payments totaling $1.4 million upon MDS Nordion reaching certain manufacturing preparation milestones. A percentage of each milestone payment is due upon commencement of various phases of construction and process validation, and the remainder of each milestone payment is due upon facility commissioning and demonstration of production capability. As of December 31, 2007, the Company paid $1.6 million under this Supply Agreement. For the year ended December 31, 2007, the Company has recorded approximately $358,000 of research and development expenses relating to the Supply Agreement in the accompanying consolidated statement of operations. One month subsequent to obtaining manufacturing preparedness, the Company is obligated to pay a monthly facility reservation fee of $24,000 which can be offset against monthly supply purchases by the Company. The Supply Agreement establishes cost of batch and cost per dose maximums.

Azedra Technology Transfer with MDS Nordion.  On March 22, 2006, the Company entered into an agreement with MDS Nordion to scale up MDS Nordion for the production of Azedra clinical material (the “Azedra Agreement”). Under the Azedra Agreement, the Company was originally obligated to make payments to MDS for upfront milestones amounting to $750,000 in 2006. This was amended in July 2006, by a Phase IIb amendment of $110,000, and an additional amendment of $270,000 in October 2006. The milestone payments are for various phases of the process development. A percentage of each milestone is due upon execution of the agreement, another percentage is due upon commencement of the milestone, and the remainder of each milestone payment is due upon completion of the milestone. As of December 31, 2007, the Company has made payments of approximately $1,130,000. Since these costs are non-refundable and for research and development purposes, all charges are recognized as expenses incurred. For the year ended December 31, 2007, the Company has recorded approximately $122,000 of research and development expenses relating to the Azedra Agreement in the accompanying consolidated statement of operations.

Master Research Agreement with the University of New Mexico — Effective April 1, 2007, the Company entered into a Master Agreement with the Health Sciences Center of the University of New Mexico (“UNMHSC”) for certain directed research projects. On May 10, 2007, the Company and UNMHSC entered into Research Project Task Order #1 entitled “Onalta manufacturing and processes development”. The Project has a two year duration ending on April 30, 2009. After an initial payment on execution of the Task Order, the Company is required to make fixed quarterly payments for the duration of the Project. As of December 31, 2007, the Company has made payments of $214,607.

Manufacturing and Supply Agreement with Trace Life Sciences, Inc. — On June 18, 2007, the Company entered into an agreement with Trace for the commercial supply of Zemiva (the “Agreement”). The activities under the Agreement are in addition to those covered by a previous agreement with Trace dated May 1, 2006 for the production of I-123 isotope. The Agreement includes a facility development and improvement phase, followed by a Zemiva manufacturing and supply phase. The Agreement calls for milestone payments by the Company for successful completion of applicable milestones in the facilities development phase, and on an invoice basis upon shipment of Zemiva pursuant to purchase orders submitted by the Company during the manufacturing and supply phase. As of December 31, 2007, the Company has made payments of $299,804 in the facilities development phase of the Agreement. No payments have been made pursuant to the manufacturing and supply phase.

Azedra Clinical Trial Manufacturing Facility and Clinical Trial Supply Agreement with MDS Nordion — On July 12, 2007, the Company entered into an agreement with Nordion to establish a facility at Nordion’s manufacturing site for the production and supply of Azedra for clinical trials (the “Agreement”). The Agreement includes a Facility Program followed by a manufacture and supply phase of Azedra for clinical trials. Payments for the Facility Program are based upon successful completion of milestones, with payments for Azedra supply based upon receipt of invoices from Nordion for each batch of Azedra produced in accordance with applicable

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specifications. As of December 31, 2007, the Company has made payments of $75,000 for the Facility Program. No payments have been made pursuant to the clinical trial production and supply phase.

Master Services Agreement with PPD Development, LP — On August 30, 2007, the Company entered into a Master Services Agreement with PPD (the “MSA) under which PPD will provide, from time to time, clinical development services in connection with certain clinical research programs sponsored by the Company (the “Projects”). The details of each Project would be mutually agreed upon in a written addendum (the “Project Addendum”) to the MSA and incorporated therein by reference. On September 18, 2007, the Company and PPD entered into a Project Addendum for PPD to provide certain clinical research services in connection with the Company’s clinical research program entitled “A Phase I-II Study Evaluating the Maximum Tolerated Dose, Safety, and Efficacy of Ultratrace Iobenguane I 131 in Patients with Malignant Pheochromocytoma/Paraganglioma”. The estimated not-to-exceed compensation for the Project is approximately $8,348,783. As of December 31, 2007, the Company has made payments of $1,794,455 pursuant to the Project Addendum, which were charged to research and development expense.

Azedra Manufacturing & Supply Agreement with Iso-Tex Diagnostics, Inc. — On December 31, 2007, the Company entered into an agreement with Iso-Tex for the manufacture and supply of Azedra for use in human clinical trials (the “Agreement”). The Agreement calls for the parties to share equally in the cost(s) of any facility improvements and/or equipment acquisitions necessary for Iso-Tex to establish a remote Hot Cell facility. Iso-Tex will manufacture and supply Azedra upon receipt of purchase orders from the Company and invoice the Company upon shipment of each batch of Azedra pursuant to the applicable purchase order. As of December 31, 2007, the Company has made no payments yet to Iso-Tex for this agreement.

Operating Leases — The Company rents laboratory and office space located in Cambridge, Massachusetts, under two operating leases. One lease terminates in June 2008, and does not contain an option to renew. The second lease also terminates in June 2008 and has an option to renew for six months. The lease agreement provides that the Company pay fixed monthly rental payments of $34,757. Total rent expense under these arrangements was $205,754, $336,691, and $567,046 in 2005, 2006 and 2007, respectively.

The Company leases two apartments for officers at a cost of approximately $4,500 per month pursuant to a renewable 1-year lease (expiring in May 2008, as amended).

December 31, 2007, minimum annual rental payments were as follows:

Year	Amount

2008	$231,044

In addition to the minimum payments, the Company pays the landlord for allocated taxes and common area usage. These contingent rental payments fluctuate during the term of the lease and are immaterial.

Employment Agreements — The Company has employment agreements with its officers that continue until terminated in accordance with the provisions of the agreements. Pursuant to the terms, the officers will receive annual base salaries. The base salaries are adjusted annually and, as adjusted, aggregate approximately $3.5 million per all agreements, for calendar years after December 31, 2007. The officers are also eligible to earn bonuses based on the discretionary accomplishment of goals set by the Board of Directors. Either the Company or the officer may terminate their employment agreement at any time, with or without cause. In the event the Company terminates the employment agreement without cause or the officer terminates his employment for good reason, as defined, the officer may be entitled to receive severance pay up to one year’s base salary. In addition, each agreement provides that in the event of a change in control of the Company, as defined, any unvested options that the officer may hold will become immediately vested and exercisable. The total of such unvested options as of December 31, 2007 was 1,096,655.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER RELATED-PARTY TRANSACTIONS AND RELATIONSHIPS

Certain related party transactions are described in Notes 3, 7, 8, 9 and 10. The following are other related party transactions.

During 2005, 2006 and 2007, the Company expensed $271,500, $284,500, and $226,154 respectively for remuneration to members of the Board of Directors for service on the Board, as well as a consulting arrangement with a member of the Board.

Mr. David Barlow became Chairman of the Company’s Board of Directors in 2000 and Chief Executive Officer in 2003. During this period and continuing, Mr. Barlow’s brother has been a partner in the law firm representing the Company as legal counsel. Mr. Barlow’s brother has not provided any direct service to the Company. During the years ended December 31, 2005 , 2006 and 2007, fees billed by such firm (including costs related to the issuances of capital stock in 2005 and 2006) were $1,907,734, $2,193,194 and $3,099,036, respectively.

	Years Ended December 31,
	2005	2006	2007

Research and development — related parties
Stock — based compensation	$83,406	$62,599	$175,154
Consulting fees	119,133	189,300	238,440

	$202,539	$251,899	$413,594

General and administrative — related parties
Consulting fees	$121,000	$284,500	$226,219
Legal fees	913,069	1,545,002	3,099,036

	$1,034,069	$1,829,502	$3,325,255

Included in accounts payable and accrued expense — related parties in the accompanying consolidated balance sheets is the following:

	As of December 31,
	2006	2007

Legal	$684,243	$1,180,106
Consulting	—	103,949

	$684,243	$1,284,055

13.	SUBSEQUENT EVENTS

Discontinuance of contractual relationship with Certus International, Inc. — The Company and Certus entered into a Clinical Research and Consulting Master Services Agreement effective August 22, 2004 (the “Agreement”). Effective February 15, 2008, the Company and Certus entered into a Settlement Agreement and Release to discontinue this contractual relationship upon mutually agreeable terms. The Company and Certus have agreed to cooperate in the orderly and systematic wind-down of activities under the Agreement, including transition of information and materials generated from such activities. The outcome of this matter did not have a material impact on the Company’s results of operations or financial condition.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

				Basic and
				Diluted Net
			Net Loss	Loss per Share
	Revenue Under		Attributable to	Attributable to
	Research and		Common	Common
	Development Grants	Net Loss	Stockholders	Stockholders

Year Ending December 31, 2006
First Quarter	$81,518	$(6,842,194)	$(7,796,808)	$(1.79)
Second Quarter	82,391	(5,548,469)	(6,487,889)	(1.44)
Third Quarter	42,550	(6,594,515)	(7,586,010)	(1.67)
Fourth Quarter	118,609	(8,281,040)	(10,353,411)	(2.28)
Year Ending December 31, 2007
First Quarter	$247,567	$(13,432,009)	$(14,800,046)	$(0.84)
Second Quarter	14,686	(11,543,970)	(11,543,970)	(0.47)
Third Quarter	316,642	(13,194,885)	(13,194,885)	(0.53)
Fourth Quarter	151,777	(21,654,317)	(21,654,317)	(0.87)

INDEX TO EXHIBITS

Number		Description of Document

3	.1**	Restated Articles of Organization, filed May 30, 2006, as amended by Articles of Amendment, filed September 7, 2006.
3	.2**	Amended and Restated Bylaws.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4	.2**	Form of Common Stock Certificate.
4.3		Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 16, 2007).
4.4		Indenture between the Company and the Bank of New York dated as of November 16, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 16, 2007).
4.5		Pledge and Security Agreement dated as of November 16, 2007 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 16, 2007).
10	.1**	Unit Purchase Agreement for the Purchase of Shares of Series B Preferred Stock of the Company dated as of February 23, 2004.
10	.2**	Stock Purchase Agreement for the Purchase of Series C Preferred Stock of the Company dated as of March 29, 2005.
10	.3**	Amended and Restated Voting Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock and the holders of Series C Preferred Stock dated as of March 29, 2005.
10	.4**	Investors Rights Agreement by and between the Company and the holders of Series C Preferred Stock dated as of March 29, 2005.
10	.5**	Registration Rights Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, and the holders of Series C Preferred Stock, dated as of March 29, 2005.
10	.6**	Lease Agreement dated as of June 19, 2003 by and between the Company and RayJoe Limited Partnership.
10	.7**	Employment Agreement dated as of January 1, 2003 by and between the Company and John Babich.
10	.8**	Employment Agreement dated as of February 7, 2003 by and between the Company and David Barlow.
10	.9**	Employment Agreement dated as of March 3, 2003 by and between the Company and John McCray.
10	.10**	Employment Agreement dated as of May 1, 2004 by and between the Company and Nicholas Borys.
10	.11**	Employment Agreement dated as of July 1, 2005 by and between the Company and Bob Gallahue.
10	.12**	License Agreement, dated as of October 25, 1999, between the Company and Nihon Medi-Physics Co. Ltd.
10	.13**	Development, Manufacturing and Supply Agreement, dated June 14, 2004, as amended by Amendment No. 1, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.14**	Exclusive License Agreement, dated as of December 29, 1997, between the Company and Georgetown University.
10	.15**	Exclusive License Agreement, dated as of March 1, 2000, between the Company and Georgetown University.
10	.16**	License Agreement, dated as of December 15, 2000, between the Company and The Board of Governors of the University of Western Ontario.
10	.17**	License Agreement, dated as of September 5, 2003, between the Company and The Board of Governors of the University of Western Ontario.
10	.18**	1997 Stock Option Plan.
10	.19**	Amended and Restated 2006 Equity Incentive Plan.

Number		Description of Document

10	.20**	Consulting Agreement dated as of January 1, 2005 by and between the Company and William Eckelman.
10	.21**	Exclusive License Agreement, dated as of December 28, 2005, between the Company, Georgetown University and Johns Hopkins University.
10	.22**	Employment Agreement dated June 23, 2005 by and between the Company and James A. Wachholz.
10	.23**	BMIPP Supply Agreement, dated as of January 12, 2006, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.24**	Agreement, dated as of March 22, 2006, as amended, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.25**	Amendment No. 2, dated May 9, 2006, between the Company and MDS Nordion to Development, Manufacturing and Supply Agreement, dated June 14, 2004, and Amendment No. 1, dated May 9, 2006, between the Company and MDS Nordion to BMIPP Supply Agreement, dated January 12, 2006.
10	.26**	Amendment No. 3, dated November 26, 2006, between the Company and MDS Nordion to Development, Manufacturing and Supply Agreement, dated June 14, 2004.
10	.27**	License Agreement, dated as of November 3, 2006, between the Company and Novartis Pharma AG.
10	.28**	License Agreement, dated as of December 6, 2006, between the Company and McMaster University.
10	.29**	First Amendment, dated January 4, 2007, between the Company and Novartis Pharma AG to the License Agreement dated November 3, 2006.
10	.30**	Technology Transfer Agreement, dated December 20, 2006, between the Company and Mallinckrodt Inc.
10	.31**	License, Development and Commercialization Agreement, dated January 15, 2007, between the Company and Bayer Schering Pharma Aktiengesellschaft.
10	.32**	Securities Purchase Agreement, dated September 28, 2006, among the Company and the Purchasers of Convertible Notes and Common Stock Warrants.
10	.33**	Amendment No. 1 to Registration Rights Agreement, dated September 28, 2006, among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, the holders of Series C Preferred Stock, and the holders of Convertible Notes.
10	.34**	Amendment No. 1 to Employment Agreement between the Company and John Babich, dated November 14, 2005.
10	.35**	Amendment No. 1 to Employment Agreement between the Company and David Barlow, dated November 14, 2005.
10	.36**	Amendment No. 1 to Employment Agreement between the Company and John McCray, dated November 14, 2005.
10	.37**	Amendment No. 1 to Employment Agreement between the Company and Nicholas Borys, dated November 14, 2005.
10	.38**	Amendment No. 1 to Employment Agreement between the Company and Bob Gallahue, dated November 14, 2005.
10.39		Employment Agreement dated August 13, 2007 by and between the Company and Donald Wallroth (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on September 11, 2007).
10.40		Contract of Purchase and Sale between the Company and NeoRx Manufacturing Group, Inc., an unaffiliated third party, for the purchase of certain real property and personal property located at 3100 Jim Cristal Road, Denton, Texas (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2007).

Number	Description of Document

10.41	Amended and Restated Registration Rights Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, the holders of Series C Preferred Stock, the holders of Convertible Notes and the holders of Bond Warrants dated as of November 16, 2007 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 16, 2007).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our annual report on Form 10-K filed on April 2, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certifications by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certifications by the Registrant’s Chief Financial Officer

**	Incorporated herein by reference to the exhibits under the same exhibit numbers previously filed with the Registrant’s Registration Statement on Form S-1 filed with the Commission, as amended (Registration No. 333-129570), as declared effective on February 1, 2007.