Form 10-Q
period 2008-03-31
Molecular Insight Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
The number of shares outstanding of the registrant’s common stock as of May 12, 2008 was 24,970,645.

INDEX TO FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements-Unaudited
	Consolidated Balance Sheets at December 31, 2007 and March 31, 2008	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2008 and cumulative from the period from inception (January 10, 1997) to March 31, 2008	4
	Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2008	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2008 and cumulative from the period from inception (January 10, 1997) to March 31, 2008	6
	Notes to the Unaudited Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4T.	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	20
ITEM 4.	Submission of Matters to a Vote of Security Holders	20
ITEM 5.	Other Information	20
ITEM 6.	Exhibits	20
SIGNATURES		21
EXHIBIT INDEX		22

EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32 Section 906 Certification of CEO & CFO

Item 1. Financial Statements
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,115,257	$52,193,009
Investments	57,087,609	72,319,707
Accounts receivable	324,328	275,841
Prepaid expenses and other current assets	1,481,561	1,627,676

Total current assets	121,008,755	126,416,233

Property and equipment — net	4,732,689	4,715,594
Debt issuance costs	7,167,701	6,852,185
Investments	43,792,728	22,392,802

Total assets	$176,701,873	$160,376,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701,988	$2,313,421
Accrued expenses	11,027,078	8,020,191
Accounts payable and accrued expenses — related parties	1,284,055	904,434

Total current liabilities	15,013,121	11,238,046

Bonds payable — net of discount	133,132,390	138,614,409

Commitments, and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2007 and March 31, 2008; issued and outstanding, 24,953,146 and 24,966,062 shares at December 31, 2007 and March 31, 2008, respectively	249,530	249,661
Additional paid-in capital	173,578,150	174,185,449
Deferred stock-based compensation	(164,225)	(124,512)
Accumulated other comprehensive income	46,122	1,110,877
Deficit accumulated during the development stage	(145,153,215)	(164,897,116)

Total stockholders’ equity	28,556,362	10,524,359

Total liabilities and stockholders’ equity	$176,701,873	$160,376,814

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Three Months Ended March 31,		through March 31,
	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue — research and development grants	$247,567	$88,265	$5,234,530

Operating expenses:
Research and development	9,617,176	9,991,351	94,245,390
Research and development — related parties	68,128	51,263	1,572,158
General and administrative	1,759,754	3,780,949	49,376,752
General and administrative — related parties	1,325,232	1,399,759	8,103,007
Amortization of licensed patent rights	—	—	9,767,130

Total operating expenses	12,770,290	15,223,322	163,064,437

Loss from operations	(12,522,723)	(15,135,057)	(157,829,907)

Other (expense) income:
Interest income	525,917	1,270,098	4,994,241
Interest expense	(1,435,203)	(5,878,942)	(12,004,250)
Interest expense-related parties	—	—	(57,200)

Total other (expense) income, net	(909,286)	(4,608,844)	(7,067,209)

Net loss	(13,432,009)	(19,743,901)	(164,897,116)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(1,368,126)	—	(12,297,601)

Net loss attributable to common stockholders	$(14,800,135)	$(19,743,901)	$(177,194,717)

Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(0.79)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	17,594,301	24,954,071

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Deficit
	Common Stock			Deferred	Accumulated	Accumulated
	$0.01 Par Value		Additional	Stock-	Other	During the	Total	Total
	Number of	Par	Paid-In	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Capital	Compensation	Gain	Stage	Equity	Loss

Balance at January 1, 2008	24,953,146	$249,530	$173,578,150	$(164,225)	$46,122	$(145,153,215)	$28,556,362

Issuance of common stock on exercise of options	12,916	131	37,870	—	—	—	38,001

Stock-based compensation	—	—	569,429	39,713	—	—	609,142

Unrealized gain on available-for-sale securities	—	—	—	—	1,064,755	—	1,064,755	$1,064,755

Net loss	—	—	—	—	—	(19,743,901)	(19,743,901)	(19,743,901)

Total comprehensive loss	—	—	—	—	—	—	—	$(18,679,146)

Balance at March 31, 2008	24,966,062	$249,661	$174,185,449	$(124,512)	$1,110,877	$(164,897,116)	$10,524,359

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
CASH FLOWS (UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Three Months Ended March 31,		to March 31,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(13,432,009)	$(19,743,901)	$(164,897,116)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	1,369,322	5,878,942	10,883,583
Depreciation and amortization	113,684	184,443	11,888,455
Stock-based compensation expense	407,626	609,142	13,240,863
Deferred rent	(11,285)	—	(157,987)
Other	—	—	4,787
Changes in assets and liabilities:
Accounts receivable	(201,699)	48,487	(213,694)
Prepaid expenses and other current assets	482,476	(146,115)	(365,708)
Accounts payable	2,068,016	(388,567)	1,567,614
Accrued expenses and other	649,223	(3,006,887)	8,098,624
Accounts payable and accrued expenses-related parties	435,384	(379,621)	1,042,470
Other assets	(535,297)	—	7,291

Net cash used in operating activities	(8,654,559)	(16,944,077)	(118,900,818)

Cash flows from investing activities:
Purchase of investments	(15,714,952)	—	(155,383,693)
Proceeds from investments	959,176	7,155,332	61,704,811
Purchase of property and equipment, net	(631,863)	(167,348)	(6,792,635)
Loss on disposal of assets	—	—	337,441
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash (used in) provided by investing activities	(15,387,639)	6,987,984	(99,827,016)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	62,594,940	—	75,652,625
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	(449,621)	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	1,452,950	38,001	2,349,910
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	63,598,269	38,001	270,924,999

Effect of foreign exchange rate	—	(4,156)	(4,156)

Net increase (decrease) in cash and cash equivalents	39,556,071	(9,922,248)	52,193,009

Cash and cash equivalents — beginning of period	$8,915,858	$62,115,257	$—

Cash and cash equivalents — end of period	$48,471,929	$52,193,009	$52,193,009

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
     Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At March 31, 2008, the Company had an accumulated deficit of $164.9 million including the $19.7 million loss from operations in the first quarter 2008. As of March 31, 2008, the Company had $52.2 million of cash and cash equivalents and $94.7 million of investments, mostly treasury bills, for total liquid investments of $146.9 million, which can be used to fund future operations, debt repayments, and working capital requirements.
     The Company has funded its operations through March 31, 2008 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, and convertible notes and other notes payable. Based on the Company’s operating plans, including contractual obligations, Company management believes that the proceeds from the sale of bonds and warrants and the initial public offering, together with existing cash resources and government grant funding as of March 31, 2008, will be sufficient to finance planned operations through 2009. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.
     Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, development stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, maintaining compliance with the covenants in its bond indenture, and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, and the ability to reach commercial levels of production of product candidates.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities.
     There have been no significant changes in the Company’s critical accounting policies, except for those listed below, since December 31, 2007 as described in the discussion of critical accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This change resulted in no impact to January 1, 2008 accumulated deficit.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument bases with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial assets, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 accumulated deficit or the company’s financial statements through March 31, 2008.
     In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF Issue No. 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF Issue No. 07-1 were adopted as of January 1, 2008, which did not have a significant impact on the financial statements.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed, and not at the time of payment. The provisions of EITF Issue No. 07-3 were adopted as of January 1, 2008, which did not have a significant impact on the financial statements.
     In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161 Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company has not yet determined the impact of this new standard on its financial statements.
     A reclassification to the March 31, 2007 consolidated statement of operations was made to conform the presentation of the related party management fee of $10,582 previously reported in Other (expense) income in the first quarter of 2007 to the classification as general and administrative expenses — related parties.
3. Fair Value Measurements
          Effective January 1, 2008, the Company adopted SFAS No. 157. This standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs when measuring fair value. The Company recorded no change to January 1, 2008, accumulated deficit as a result of adopting SFAS No. 157.
          The Company carries its investments and its embedded derivative related to the bond financing agreement at fair value. The Company determines fair value of its investments based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes of its investments are not readily accessible or available. In determining the fair value various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s product candidates.
          The Company measures the fair value of the embedded derivative through the use of unobservable inputs which include adjustable interest rates, budgeted research spending (as defined by the Company’s bond financing agreement), discount rates, and success factor probabilities for key product candidates. The Company had no purchases, sales, issuances, or settlements that impact the fair value of the embedded derivative. The Company recorded no gains or losses related to the embedded derivative during the three months ended March 31, 2008.
          These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable.
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$94,712,509	$94,712,509	$—	$—

Liabilities:
Embedded derivative	$200,000	$—	$—	$200,000
4. NET LOSS PER SHARE
     Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2007	2008
Numerator:
Net loss attributable to common stockholders	$(14,800,135)	$(19,743,901)
Denominator:
Weighted average common shares outstanding	17,594,301	24,954,071
Net loss attributable to common stockholders per share — basic and diluted	$(0.84)	$(0.79)
     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three months ended March 31, 2007 and 2008, options to purchase 1,963,422 and 2,591,345 shares of common stock, respectively, and warrants to purchase 394,871 and 6,364,840, respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
5. STOCK OPTIONS
     Information concerning stock option activity for the quarter ended March 31, 2008 is summarized as follows:

	March 31, 2008
		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at beginning of period	2,641,968	$5.98
Granted	0
Exercised	(12,916)	$2.94
Forfeitures	(37,707)	$7.59

Options outstanding at end of period	2,591,345	$5.97

Options exercisable	1,128,998	$2.86

Options available for grants	1,366,000

6. INVESTMENTS
     The Company’s short term investments of $72.3 million and $57.1 million, and long term investments of $22.4 million and $43.8 million at March 31, 2008 and December 31, 2007, respectively, were mainly U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for sale securities with any unrealized gain or losses reported as a separate component of stockholder’s (deficit) equity.
     At March 31, 2008 and December 31, 2007, gross unrealized gains and losses amounted to $1,118,013 and $79,626, and ($2,206) and ($32,984), respectively. Investments classified as current have maturities of less than one year. Investments classified as long term have maturities of 1 to 2 years and it is management’s intention to hold such investments beyond one year, although these funds are available for use and therefore classified as available for sale. There were no realized gains or losses incurred in 2008 and 2007. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. ACCRUED EXPENSES

	December 31,	March 31,
	2007	2008
Accrued expenses consist of the following:
Accrued payroll, bonuses, severance, vacation and relocation expenses	$2,367,492	$1,342,675
Clinical / Pre-Clinical trials	5,037,311	3,938,559
Commercial manufacturing	1,687,490	1,430,859
Professional fees	546,852	582,290
Sponsored research and license agreements	702,744	—
Other	685,189	725,808

Total accrued expenses	$11,027,078	$8,020,191

8. DEBT
     Debt consisted of the Senior Secured Floating Rate Bonds, due 2012, as described below:

	December 31, 2007	March 31, 2008
Bonds, including payment-in-kind (“PIK”) interest at December 31, 2007, and March 31, 2008 of $2,414,531 and $6,964,108, respectively, net of Bond discount at December 31, 2007 and March 31, 2008 of $19,282,141 and $18,349,699, respectively.	$133,132,390	$138,614,409

Senior Secured Floating Rate Bonds, due 2012
     On November 9, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds”) and warrants to purchase 6,021,247 shares of common stock of the Company (the “Warrants”) for an aggregate total of $150,000,000 for the Bonds and Warrants. The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A of the Securities Act of 1933 (the “Securities Act”), as amended, and to persons outside the United States under Regulation S of the Securities Act. The Bonds and Warrants have not been registered under the Securities Act. The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.
     The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The interest rate was 12.8775% through January 31, 2008 and 11.2394% through April 30, 2008. The rate for the quarterly period beginning May 1, 2008 is 10.87281%. Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable.
     The Warrants have an exercise price of $5.87, which was the bid price of the Company’s common stock as of the close of trading on November 8, 2007. The Warrants may be exercised by payment of the exercise price or by a cashless exercise at anytime through five years from the date of issuance.
     In connection with the sale of the Bonds and the Warrants, the Company entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007 with the initial purchasers of the Bonds and Warrants and certain holders of the former Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain holders of former convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights. The total number of shares of the Company’s common stock (outstanding and issuable upon exercise of certain warrants), which had registration rights as of March 31, 2008, was 23,111,660. This includes 6,416,124 shares issuable upon the exercise of certain warrants, the holders of which also have registration rights, as well as 3,959,378 shares in respect of which Rule 144 opinions have been issued to the Company’s transfer agent.
     In connection with the sale of the Bonds and the Warrants, the Company also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, the Company and its subsidiaries that are a party to such agreement from time to time agree to pledge their rights to certain collateral to the Collateral Agent as security for the obligations of the Company under the Indenture. All of the Company’s assets are pledged as security under the Bonds’ Pledge and Security Agreement.
     The Bonds have been recorded net of the relative fair value of the related Warrants and the fair value of the embedded derivative. The resulting discount is being accreted over the Bonds’ five year term using the effective interest method.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Redemption of Bonds
          The Indenture requires mandatory redemption of some or all of the Bonds upon defined events, such as the disposition of certain assets or property, the issuance of indebtedness (other than the PIK Bonds), the sale of securities in an equity financing, receipt by the Company of funds constituting extraordinary receipts, in the event of excess free cash flow over specified levels, and in the event of a product material adverse event (as defined in the Indenture).
          The contingent mandatory redemption feature related to the product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. The initial value of the embedded derivative was approximately $200,000 which did not change materially through March 31, 2008. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). The Bonds become subject to redemption upon a change in control (defined as a person acquiring 30% or more of the voting securities of the Company).
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
          Under the Indenture, the Company needs to maintain a Minimum Liquidity (as defined in the Indenture) of not less than $132.8 million at March 31, 2008, which amount decreases monthly during 2008 to $83.0 million at December 31, 2008. Under the Indenture, the Minimum Liquidity requirement shall be adjusted for a product material adverse event, required Bond redemptions, and amounts on deposit with the Trustee in the redemption collateral account. Minimum Liquidity is $35.2 million for year end 2009, $29.2 million for year end 2010 (lowest Minimum Liquidity is $21.1 million at March 31, 2010); then it increases to $45.0 million for year end 2011 through to the maturity date.
          The financial covenants in the Indenture also set limits on the Company’s capital expenditures in any year. Under the Indenture, capital expenditures may not exceed $4.5 million in year 2008, $5.0 million in year 2009, $3.0 million in year 2010, $5.0 million in year 2011, and $6.0 million in 2012. These maximum capital expenditure limits may be adjusted upwards in any given year, up to an additional $1.5 million, if the preceding year’s capital expenditures were less than the maximum level. In any year when a cyclotron is purchased, the maximum capital expenditure level is increased by the cost of the cyclotron, up to a maximum of $10.0 million.
          A failure to comply with the covenants of the Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Indenture. Such events of default include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Indenture. The Company is in compliance with the Debt Covenants at March 31, 2008.
9. COMMITMENTS AND CONTINGENCIES
          As of March 31, 2008, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2007.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. SUBSEQUENT EVENTS
          On April 22, 2008 the company funded a letter of credit for $500,000 to provide financial assurance, pursuant to the State of Texas’ regulatory requirements, that funds will be available when needed for decommissioning activities related to the manufacturing site in Denton, Texas. This letter of credit is an initial step in the process to acquire a radioactive materials license for manufacturing at this facility. In the event the manufacturing license is not obtained, this letter of credit will not be extended beyond its initial term of one year.
          On April 8, 2008, the Company signed a new lease for one of its two office spaces in Cambridge, MA. The new lease is for three years. A second lease was signed April 25, 2008 and has a two year lease term, with two options to renew for six months each. These two lease agreements require the Company to pay aggregate fixed monthly rental payments of approximately $100,678. The total minimum lease payments under these two leases for their initial rental terms is approximately $3.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
     When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes and the Risk Factors section included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2007.
     Statements in this interim report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in the Risk Factors section of our annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     We have had no revenue from product sales and have funded our operations through the public offering and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit during the development stage of $164.9 million from inception through March 31, 2008.
     We expect to incur significant operating losses for the next several years. Research and development expenses relating to our clinical and pre-clinical product candidates will continue to increase. In particular, we expect to incur increased development costs in connection with our ongoing and expected development efforts and clinical trials for Zemiva, Azedra, Onalta, Solazed and Trofex. We expect general and administrative expense to increase as we prepare for the commercialization of our product candidates, and as we further improve our corporate administration to fulfill our responsibilities as a public company.

Financial Operations Overview
Revenue—Research and Development Grants.
     Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government approvals, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $296,000 remaining portion of grants that we had been awarded as of March 31, 2008. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
Research and Development Expense.
     Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for employees, as well as fees for consultants engaged in research and development activities, fees paid to professional service providers for monitoring our clinical trials and for acquiring and evaluating clinical trial data, costs of contract manufacturing services and materials used in clinical trials, depreciation of capital assets used to develop our product candidates, and facilities operating costs. We expense research and development costs as incurred. Certain research and development activities are partially funded by NIH grants described above. All costs related to such grants are included in research and development costs. We believe that significant investment in product development is necessary and plan to continue these investments as we seek to develop our product candidates and proprietary technologies.
     For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended
	March 31,	March 31,
Program	2007	2008
Azedra and Ultratrace platform	$1,471	$1,861
Onalta	2,375	433
Solazed	1,003	594
Trofex	163	449
Zemiva	2,261	3,349
Other Platform and general R&D programs	2,412	3,357

Total R&D expenses, including related party R&D	$9,685	$10,043

     The major reasons for the changes in R&D expenses by product candidate and general R&D programs in the first quarter 2008, compared to the first quarter 2007, are as follows:
▪	Azedra and Ultratrace increased $390,000, which is attributable to increased clinical trials expenses.

▪	Onalta expenses declined by $1.9 million because the first quarter 2007 expenses included one time licensing fees of $2.3 million paid to Novartis and Mallinckrodt. Other Onalta research and development expenses increased by $400,000.

▪	Solazed expenses declined by $0.4 million due to the one-time $1 million acquisition fee for the license from Bayer in the first quarter of 2007, offset by increased R&D expenses of $600,000, including $400,000 of pre-clinical trial testing.

▪	Zemiva’s expenses increased by approximately $1.1 million as this program is being ramped up which resulted in increased costs for clinical trials, and increased contract manufacturing costs to produce the trial drug dosages.

▪	General and other R&D expenses reflected an increase in the manning of the R&D function which resulted in higher payroll and related benefit costs, and increases in other expenses.
     We do not know if we will be successful in developing our drug candidates. While we expect that expenses associated with the completion of our current clinical programs would be substantial, we believe that such expenses are not reasonably certain at this time. The future timing and amount of these development expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, the advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, including regulatory requirements for government approvals, which can vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
•	the number of clinical sites included in the trial;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials;

•	the efficacy and safety results of our clinical trials; and

•	the number of additional clinical trials that may be required as part of the government approval process.
     Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and the expense of filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve over time, which will impact our clinical development programs and plans.
     Beyond our three lead drug candidates, we anticipate that we will select drug candidates and research projects for further development on an ongoing basis in response to the preclinical and clinical success, as well as the commercial potential of such drug candidates.
General and Administrative Expense.
     General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, SEC reporting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense, legal fees relating to patent and corporate matters and fees for accounting consulting services.
Stock-Based Compensation Expense.
     Operating expenses include stock-based compensation expense, which results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and non-employees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $407,626 and $609,142 are included in the Statements of Operations for the three months ended March 31, 2007 and March 31, 2008, respectively.
Other (Expense) Income, Net.
     Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense in the first quarter 2008 is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the bondholders in lieu of interest payments, the amortization of Bond financing expenses and the amortization of the Bond discount.
Significant Accounting Policies
     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, revenues and expenses, as well as related disclosure of contingent assets and liabilities.
     There have been no significant changes in our critical accounting policies, except for those listed below, since December 31, 2007 as described in the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This change resulted in no impact to January 1, 2008 accumulated deficit.
     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial

Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument bases with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial assets, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 retained earnings or the company’s financial statements through March 31, 2008.
     In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF Issue No. 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF Issue No. 07-1 were adopted as of January 1, 2008, which did not have a significant impact on the financial statements.
     In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed, and not at the time of payment. The provisions of EITF Issue No. 07-3 were adopted as of January 1, 2008, which did not have a significant impact on the financial statements.
     In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161 Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company has not yet determined the impact of this new standard on its financial statements.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue — Research and Development Grants.
     Revenue declined by approximately $160,000, or 65%, to approximately $88,000 for the three months ended March 31, 2008 from approximately $248,000 for the three months ended March 31, 2007. The Company receives funding under various Research and Development grants. The decrease is primarily due to the timing of grant related activities.
Research and Development Expense.
     Research and development expense increased approximately $360,000, or 4%, to $10.0 million for the three months ended March 31, 2008 from $9.7 million for the three months ended March 31, 2007. The first quarter of 2007 expense included $3.4 million of costs for the Onalta and Solezad license agreements and technology transfer. Excluding these one time expenses, all other R&D programs’ expenses increased by $3.6 million. Key components of this spending increase were the growth in the research and development staff which totaled $1 million including wages, benefits and expenses, clinical trials spending for Azedra and Zemiva of $1.3 million, and an increase of $.8 million for contract manufacturing of trial drug dosages for clinical trials.
     The Company and Certus entered into a Clinical Research and Consulting Master Services Agreement effective August 22, 2004 (the “Certus Agreement”). Effective February 15, 2008, the Company and Certus entered into a Settlement Agreement and Release to discontinue this contractual relationship upon mutually agreeable terms. The termination of this agreement resulted in the reversal of previously recorded research and development expense of $0.5 million.
     As clinical sites are initiated and patients are enrolled in our clinical programs, we anticipate incurring increased costs from professional clinical trials service firms helping to support the clinical programs by performing independent clinical monitoring, data acquisition and data evaluation. We also anticipate incurring increased costs related to the hiring of additional research and development and clinical trials personnel, and increased costs associated with production and distribution of clinical trials’ material. We also expect that our research and development expense will increase as we pursue the identification and development of other product candidates, which we plan to fund through our own resources or through strategic collaborations.

General and Administrative Expense.
          General and administrative expense increased $2.1 million or 68%, to $5.2 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007. The major increases in 2008 were $682,000 for compensation, benefits, and expenses associated with staffing increases required as a public company, $570,000 for costs of consultants and outside services to support corporate financial management, Sarbanes-Oxley compliance and corporate administration, $448,000 for marketing and communications costs related to the Company’s key products candidates’ branding initiatives and $365,000 for facilities and operating expenses.
Other (Expense) Income, Net.
          Other expense, net increased $3.7 million to $4.6 million for the three months ended March 31, 2008 from other expense, net of $0.9 million for the three months ended March 31, 2007. During the first quarter of 2007 and 2008, interest expense was $1.4 million and $5.9 million, respectively, partially offset by interest income of $.5 million and $1.3 million, respectively. The increase in interest expense of $4.5 million for the first quarter of 2008, compared to the first quarter of 2007, was due to the payment-in-kind interest accrued of $4.5 million on the $150 million Senior Secured Floating Rate Bonds. The increase in interest income in the current quarter was the result of the increased level of invested funds received from the cash proceeds from these Bonds.
Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs,
          There was no Redeemable Convertible Preferred Stock in the first quarter 2008 because they were converted to common stock on February 1, 2007 in connection with our Initial Public Offering of common stock. Redeemable Convertible Preferred Stock’s first quarter 2007 dividends and accretion of issuance costs were $1.37 million.
Liquidity and Capital Resources
     The Company has funded its operations from inception on January 10, 1997 through March 31, 2008 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes. The most recent financing transactions were as follows:
Sale of Bonds and Warrants
     On November 9, 2007, the Company entered in the Purchase Agreement pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 and warrants to purchase 6,021,247 shares of common stock at $5.87 per share, for an aggregate total of $150,000,000 for both the Bonds and Warrants. Net proceeds to the Company, after expenses, were approximately $143.0 million.
Initial Public Offering of Common Stock
     On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock was priced at $14.00 per share. Warrants automatically convertible upon the initial public offering were also exercised at this time. Net proceeds to the Company were approximately $62.6 million, after deducting expenses.
Liquidity at March 31, 2008
     At March 31, 2008, we had $52 million in cash and cash equivalents, $72 million in short term investments, and $22 million in investments, mainly in U.S. treasury bills, for a total of $146.9 million available to finance future operations. Our cash and cash equivalents, and investments are held at three financial institutions, and are mainly invested in U.S. treasuries, to reduce our concentration risk. Management believes that these financial institutions are high credit quality.
     Since our inception, we have generated significant operating losses in developing our product candidates, accordingly, we have historically used the proceeds from our financing activities to fund our operations. For the year ended December 31, 2007, and the quarter ended March 31, 2008, we used approximately $44.9 million, and $16.9 million, respectively, to fund operations which include ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations, we believe that the proceeds from our sale of bonds and warrants and our initial public offering, together with our existing cash resources and government grant funding as of March 31, 2008, will be sufficient to finance our planned operations through 2009. However, over the next several years, we will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
Cash Flows
Quarter ended March 31, 2008, compared to the Quarter ended March 31, 2007
     Net cash used in operating activities increased by $8.2 million to $16.9 million for the quarter ended March 31, 2008, compared to $8.7 million for the quarter ended March 31, 2007. The increase in cash used in operations was primarily due to the $6.3 million increase in the net loss to $19.7 million in the first quarter 2008, compared to $13.4 million in the first quarter 2007 due to the growth in the number of employee resources added to the research and development activities to provide for additional research capability, and to the administrative functions to add the staff functions necessary to operate as a public company. Partially offsetting was an increase of non-cash interest expense of $4.5 million due mainly to the accrual of paid in kind interest on the Bonds for the first quarter 2008 and amortization of the Bonds’ discount. Cash was required for $3.0 million in payments of accrued expenses in the first quarter 2008, mainly payments to providers of clinical trials, and to contract commercial manufacturers for preparing the clinical trials’ drug dosages.
     Net cash provided by investing activities increased by $22.4 million to $7.0 million for the quarter ended March 31, 2008 from a use of cash of $(15.4) million in the quarter ended March 31, 2007. In the quarter ended March 31, 2007 the Company purchased short term investments of $15.7 million from the proceeds of the February, 2007 initial public stock offering, and, in the quarter ended March 31, 2008, the Company received funds of $7.2 million from the maturity of investments previously purchased with the proceeds of the November 2007 Bond and Warrants sale.
     Net cash provided by financing activities decreased from $63.6 million in the quarter ended March 31, 2007 to $38,001 for the quarter ended March 31, 2008. In February 2007 financing activities included the $62.6 million proceeds from the sale of common stock as a result of initial public offering, and $1.5 million received from the exercise of common stock options and warrants, net of a $0.45 million payment on notes payable. The 2008 first quarter financing activity included $38,001 received from the exercise of stock options.
Contractual Obligations
     Contractual obligations, as of March 31, 2008, are not significantly different than that shown on page 48 of our Annual Report filed on Form 10-K for December 31, 2007.
Operating Leases
     On April 8, 2008, the Company signed a new lease for one of its two office spaces in Cambridge, MA. The new lease is for three years. A second lease was signed April 25, 2008 and has a two year lease term, with two options to renew for six months each. These two lease agreements require the Company to pay aggregate fixed monthly rental payments of approximately $100,678. The total minimum lease payments under these two leases for their initial rental terms is approximately $3.2 million.
Off-Balance Sheet Arrangements
     Other than the operating leases for our office and laboratory space, we do not have off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk due to Variable Interest Rates on Bonds
     We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The initial quarterly total interest rate was 12.8775% through January 31, 2008 and was 11.2394% through April 30, 2008. The rate for the quarterly period beginning May 1, 2008 is 10.87281%. A one percent increase in the three month LIBOR interest rate would add $1.5 million in annual interest expense. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
          None
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
     As of March 31, 2008 we have approximately $3.9 million remaining from our February 1, 2007 sale of registered public securities. We used the net proceeds to fund our products candidates’ clinical trials and research and development activities, and general corporate purposes, including capital expenditures and working capital, which is consistent with our planned use of the proceeds from our initial public offering, as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     As of March 31, 2008, based on our operating plans, including our contractual obligations, we believe that our existing $146.9 million balance of cash, cash equivalents, and investments, which includes the $143 million proceeds from our sale of Bonds and Warrants and $3.9 million remaining from our initial public common stock offering, together with our government grant funding, will be sufficient to finance our planned operations through 2009.
     (c) Repurchase of Equity Securities
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

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