Form 10-Q
period 2008-06-30
Molecular Insight Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 12, 2008 was 24,979,026.

INDEX TO FORM 10-Q

PAGE
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements-Unaudited
Consolidated Balance Sheets at December 31, 2007 and June 30, 2008	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2008 and cumulative for the period from inception (January 10, 1997) to June 30, 2008	4
Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2008	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2008 and cumulative for the period from inception (January 10, 1997) to June 30, 2008	6
Notes to the Unaudited Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4T. Controls and Procedures	21

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3. Defaults Upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Security Holders	22
ITEM 5. Other Information	23
ITEM 6. Exhibits	23
SIGNATURES	24

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Item 1. Financial Statements
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,115,257	$28,893,223
Investments	57,087,609	94,664,659
Accounts receivable	324,328	388,872
Prepaid expenses and other current assets	1,481,561	1,642,008

Total current assets	121,008,755	125,588,762

Property and equipment — net	4,732,689	5,398,016
Debt issuance costs	7,167,701	6,583,063
Restricted cash	—	500,000
Investments	43,792,728	7,652,150

Total assets	$176,701,873	$145,721,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701,988	$1,841,880
Accrued expenses	11,027,078	9,476,239
Accounts payable and accrued expenses — related parties	1,284,055	539,063

Total current liabilities	15,013,121	11,857,182

Bonds payable — net of discount	133,132,390	143,909,599
Other long term liabilities	—	268,135
Total long term liabilities	133,132,390	144,177,734

Commitments, and contingencies (Note 10)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2007 and June 30, 2008; issued and outstanding, 24,953,146 and 24,977,359 shares at December 31, 2007 and June 30, 2008, respectively	249,530	249,774
Additional paid-in capital	173,578,150	175,023,875
Deferred stock-based compensation	(164,225)	(88,061)
Accumulated other comprehensive income	46,122	408,658
Deficit accumulated during the development stage	(145,153,215)	(185,907,171)

Total stockholders’ equity (deficit)	28,556,362	(10,312,925)

Total liabilities and stockholders’ equity	$176,701,873	$145,721,991

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period From
					January 10, 1997
					(Date of
	Three Months Ended		Six Months Ended		Inception)
	June 30,		June 30,		Through
	2007	2008	2007	2008	June 30, 2008
Revenue — Research and development grants	$14,686	$88,031	$262,253	$176,296	$5,322,561

Operating expenses:
Research and development	7,612,449	10,029,134	17,229,625	20,020,485	104,274,524
Research and development — related parties	70,634	46,612	138,762	97,875	1,618,770
General and administrative	3,474,053	5,195,399	5,948,919	9,472,639	55,068,442
General and administrative — related parties	968,068	1,160,539	1,578,187	2,064,007	8,767,255
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	12,125,204	16,431,684	24,895,493	31,655,006	179,496,121

Loss from operations	(12,110,518)	(16,343,653)	(24,633,240)	(31,478,710)	(174,173,560)

Other income (expense)
Interest income	620,412	1,126,752	1,146,329	2,396,850	6,120,993
Interest expense	(53,864)	(5,793,154)	(1,489,068)	(11,672,096)	(17,797,404)
Interest expense-related parties	—	—	—	—	(57,200)

Total other income (expense), net	566,548	(4,666,402)	(342,739)	(9,275,246)	(11,733,611)

Net loss	(11,543,970)	(21,010,055)	(24,975,979)	(40,753,956)	(185,907,171)

Redeemable convertible preferred stock dividends and accretion of issuance costs	—	—	(1,368,126)	—	(12,297,601)

Net loss attributable to common stockholders	($11,543,970)	($21,010,055)	($26,344,105)	($40,753,956)	($198,204,772)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable to common stockholders	($0.47)	($0.84)	$(1.24)	$(1.63)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	24,782,715	24,972,906	21,208,365	24,963,488

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

						Deficit
	Common Stock			Deferred	Accumulated	Accumulated
	$0.01 Par Value		Additional	Stock-	Other	During the	Total	Total
	Number of	Par	Paid-In	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Capital	Compensation	Gain	Stage	Equity (Deficit)	Loss
Balance at January 1, 2008	24,953,146	$249,530	$173,578,150	$(164,225)	$46,122	$(145,153,215)	$28,556,362	—

Issuance of common stock on exercise of options	24,213	244	46,570	—	—	—	46,814	—

Stock-based compensation	—	—	1,399,155	76,164	—	—	1,475,319	—

Unrealized gain on available-for-sale securities	—	—	—	—	362,536	—	362,536	$362,536

Net loss	—	—	—	—	—	(40,753,956)	(40,753,956)	(40,753,956)

Total comprehensive loss	—	—	—	—	—	—	—	$(40,391,420)

Balance at June 30, 2008	24,977,359	$249,774	$175,023,875	$(88,061)	$408,658	$(185,907,171)	$(10,312,925)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
CASH FLOWS (UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Six Months Ended June 30,		to June 30,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(24,975,979)	$(40,753,956)	$(185,907,171)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	1,448,836	11,672,097	16,676,738
Depreciation and amortization	274,698	379,236	12,083,248
Stock-based compensation expense	949,200	1,475,319	14,107,040
Deferred rent	(22,568)	—	(157,987)
Other non-cash charges	—	1,400	6,187
Changes in assets and liabilities:
Accounts receivable	(216,385)	(64,544)	(326,725)
Prepaid expenses and other current assets	833,156	(160,447)	(380,040)
Accounts payable	1,157,017	(860,108)	1,096,073
Accrued expenses and other	834,918	(1,550,839)	9,554,672
Accounts payable and accrued expenses-related parties	(684,243)	(744,992)	677,099
Other assets	(535,300)	—	7,291

Net cash used in operating activities	(20,936,650)	(30,606,834)	(132,563,575)

Cash flows from investing activities:
Purchase of investments	(46,649,562)	(37,577,050)	(192,960,743)
Proceeds from investments	2,488,123	35,700,382	90,249,861
Purchase of property and equipment	(1,389,997)	(777,828)	(7,403,115)
Loss on disposal of assets	—	—	337,441
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash used in investing activities	(45,551,436)	(2,654,496)	(109,469,496)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	62,594,940	—	75,690,626
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	(907,500)	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	1,486,601	46,814	2,320,722
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	63,174,041	46,814	270,933,812

Effect of foreign exchange rate	—	(7,518)	(7,518)

Net (decrease) increase in cash and cash equivalents	(3,314,045)	(33,222,034)	28,893,223

Cash and cash equivalents — beginning of period	$8,915,857	$62,115,257	$—

Cash and cash equivalents — end of period	$5,601,812	$28,893,223	$28,893,223

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
     Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At June 30, 2008, the Company had an accumulated deficit of $185.9 million including the $21.0 million net loss incurred in the second quarter 2008. As of June 30, 2008, the Company had $28.9 million of cash and cash equivalents and $102.3 million of investments, mostly treasury bills, for total liquid investments of $131.2 million, which can be used to fund future operations, debt repayments, and working capital requirements.
     The Company has funded its operations through June 30, 2008 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, and convertible notes and other notes payable. Based on the Company’s operating plans, including contractual obligations, Company management believes that existing cash and investments as of June 30, 2008, will be sufficient to finance planned operations through 2009. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 accumulated deficit or the Company’s financial statements through June 30, 2008.
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
3. ASSET RETIREMENT OBLIGATION
     In June 2008 the State of Texas granted the Company a radioactive materials license for its manufacturing operation in Denton, TX. Under the terms of the license it is a requirement for the Company to provide for future decommissioning and environmental remediation of the site. The license terms required the Company to post an irrevocable letter of credit for $500,000 as collateral to fund the future decommissioning costs of the manufacturing site which has been classified as restricted cash on the balance sheet. The Company determined the Asset Retirement Obligation through the use of a present value calculation. Key assumptions utilized include a term of ten years and a risk adjusted interest rate of 6.3%. This resulted in recording of a liability of $268,135 at June 30, 2008. Coincident with the grant of the license is the recognition of a future Asset Retirement Obligation (“ARO”). Such recognition required the Company to comply with the GAAP principles as outlined in SFAS No. 143, Accounting for Asset Retirement Obligations, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 and SFAS No. 157, Fair Value Measurements.
     The following is a summary of the changes in Molecular’s ARO for the six months ended June 30, 2008.

June 30, 2008
Asset retirement obligation as of beginning of period	$—
Liabilities incurred	266,735
Revision of estimated obligation	—
Accretion expense on discounted obligation	1,400
Asset retirement obligation as of end of period	268,135
Less current portion	—
Asset retirement obligation, long-term	$268,135
4. FAIR VALUE MEASUREMENTS
     The Company carries its investments, its embedded derivative related to the bond financing agreement and its asset retirement obligation (ARO) at fair value. The Company determines fair value of its investments based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes of its investments are not readily accessible or

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
available. In determining the fair value various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s product candidates.
     The Company measures and records the fair value of its available-for-sale securities at the closing market price at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in the statement of shareholders equity (deficit) if deemed temporary.
     The Company measured the fair value of the ARO through the use of unobservable inputs which was based on the convergence of two valuation data points: 1) a third party estimate of the current year 2008 cost to remediate a similar manufacturing operation and, 2) a discounted cash flow using the Company’s credit adjusted risk free interest rate. The Company had no purchases, sales, issuances, or settlements that impact the fair value of the ARO. The Company recorded no gains or losses related to the ARO during the three months ended June 30, 2008.
     The Company measures the fair value of the embedded derivative through the use of unobservable inputs which include adjustable interest rates, budgeted research spending (as defined by the Company’s bond financing agreement), discount rates, and success factor probabilities for key product candidates. The Company had no purchases, sales, issuances, or settlements that impact the fair value of the embedded derivative. The Company recorded no gains or losses related to the embedded derivative during the three and six months ended June 30, 2008.
     These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$102,316,809	$102,316,809	$—	$—

Liabilities:
Asset Retirement Obligation	$268,135	$—	$—	$268,135
Embedded derivative	$200,000	$—	$—	$200,000
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Numerator:
Net loss attributable to common stockholders	$(11,543,970)	$(21,010,055)	$(26,344,105)	$(40,753,956)
Denominator:
Weighted average common shares outstanding	24,782,715	24,972,906	21,208,365	24,963,488

Net loss attributable to common stockholders - basic and diluted shares	$(0.47)	$(0.84)	$(1.24)	$(1.63)

     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three and six months ended June 30, 2007 and 2008, options to purchase 2,236,950 and 3,524,322 shares of common stock, respectively, and warrants to purchase 394,877and 6,364,840 respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
6. STOCK OPTIONS & RESTRICTED STOCK
     Information concerning stock option activity for the six months ended June 30, 2008 is summarized as follows:

	June 30, 2008
		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at beginning of period	2,641,968	$5.98
Granted	997,729	$7.06
Exercised	(24,213)	$1.93
Forfeitures	(91,162)	$7.00

Options outstanding at end of period	3,524,322	$6.28

Options exercisable	1,328,427	$3.78

Options available for grants	1,262,647

     On May 20, 2008 the Company awarded shares of common stock to certain executives of the Company constituting a Restricted Stock award under the Company’s Amended and Restated 2006 Equity Incentive Plan. The shares vest on the fourth anniversary of the award and are subject to accelerated vesting on accomplishment of certain performance milestones. Unvested shares are subject to forfeiture upon termination of employment. Information concerning nonvested restricted stock activity for the six months ended June 30, 2008 is summarized as follows:

	June 30, 2008
	Number of	Grant Date Fair
	Shares	Value
Nonvested shares at beginning of period	—	—
Granted	143,750	$7.78
Vested	—	—
Nonvested shares at end of period	143,750	$7.78
7. INVESTMENTS
     The Company’s short term investments of $94.7 million and $57.1 million, and long term investments of $7.7 million and $43.8 million at June 30, 2008 and December 31, 2007, respectively, were mainly U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for sale securities with any unrealized gain or losses reported as a separate component of stockholders’ equity (deficit).
     At December 31, 2007 and the quarter ending June 30, 2008 gross unrealized gains and (losses) amounted to $79,628 and $448,535, and ($32,728) and ($32,359), respectively. Investments classified as current have maturities of less than one year. Investments classified as long term have maturities of 1 to 2 years and it is management’s intention to hold such investments beyond

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
one year, although these funds are available for use and therefore classified as available for sale. There were no realized gains or losses incurred in 2008 and 2007. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.
8. ACCRUED EXPENSES

	December 31,	June 30,
	2007	2008
Accrued expenses consist of the following:
Accrued payroll, bonuses, severance, vacation and relocation expenses	$2,367,492	$2,007,921
Clinical / Pre-Clinical trials	5,037,311	4,453,069
Commercial manufacturing	1,687,490	1,488,874
Professional fees	546,852	899,655
Sponsored research and license agreements	702,744	100,000
Other	685,189	526,720

Total accrued expenses	$11,027,078	$9,476,239

9. DEBT
     Debt consisted of the Senior Secured Floating Rate Bonds, due 2012, as described below:

	December 31, 2007	June 30, 2008
Bonds, including paid-in-kind (“PIK”) interest at December 31, 2007, and June 30, 2008 of $2,414,531 and $11,325,620, respectively, net of Bond discount at December 31, 2007 and June 30, 2008 of $19,282,141 and $17,416,021 respectively	$133,132,390	$143,909,599
Senior Secured Floating Rate Bonds, due 2012
     On November 9, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150 million in senior secured floating rate bonds due 2012 (the “Bonds”) and warrants to purchase 6,021,247 shares of common stock of the Company (the “Warrants”) for an aggregate total of $150 million for the Bonds and Warrants. The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A of the Securities Act of 1933 (the “Securities Act”), as amended, and to persons outside the United States under Regulation S of the Securities Act. The Bonds and Warrants have not been registered under the Securities Act. The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.
     The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The interest rate for the quarter beginning February 1, 2008 was 11.2394%, for the quarter beginning May 1, 2008 it was 10.8728% and for the quarter beginning August 1, 2008 the rate is 10.8006%. Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable.
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
     The contingent mandatory redemption feature related to the product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. The initial value of the embedded derivative was approximately $200,000 which did not change materially through June 30, 2008. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).
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
     Under the Indenture, the Company needs to maintain a Minimum Liquidity (as defined in the Indenture) of not less than $117.1 million at June 30, 2008, which amount decreases monthly during 2008 to $83.0 million at December 31, 2008. Under the Indenture, the Minimum Liquidity requirement shall be adjusted for a product material adverse event, required Bond redemptions, and amounts on deposit with the Trustee in the redemption collateral account. Minimum Liquidity is $35.2 million for year end 2009, $29.2 million for year end 2010 (lowest Minimum Liquidity is $21.1 million at March 31, 2010); then it increases to $45.0 million for year end 2011 through to the maturity date.
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
A failure to comply with the covenants of the Indenture which is not cured within applicable cure or grace periods would constitute an

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
event of default under the Indenture. Such events of default include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Indenture. The Company is in compliance with the financial debt covenants at June 30, 2008.
10. COMMITMENTS AND CONTINGENCIES
     As of June 30, 2008, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2007.

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
     We currently have two clinical-stage radiotherapeutic product candidates, Azedra, which has Orphan Drug status and a Fast Track designation by the U.S. Food and Drug Administration, or FDA, and Onalta, which has Orphan Drug status in the United States. We have one clinical-stage molecular imaging pharmaceutical product candidate, Zemiva. We are also developing additional product candidates by leveraging our expertise in radiochemistry and radiolabeling founded on our core proprietary technologies, including our Ultratrace technology and Single Amino Acid Chelate, or SAAC, technology. Using our proprietary technologies, we have identified potential candidates that may be useful in the detection or treatment of prostate cancer, heart failure and neurodegenerative disease, which is a disease characterized by the gradual and progressive loss of nerve cells. Additionally, several other indications relating to the future development for Zemiva have been identified, such as diabetes, chronic kidney disease and heart failure.
     We have had no revenue from product sales and have funded our operations through the public offering and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit during the development stage of $185.9 million from inception through June 30, 2008.
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

Financial Operations Overview
Revenue—Research and Development Grants.
     Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government approvals, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $0.2 million remaining portion of grants that we had been awarded as of June 30, 2008. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
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
     We do not know if we will be successful in developing our drug candidates. While we expect that expenses associated with the completion of our current clinical programs would be substantial, we believe that such expenses are not reasonably certain at this time. The future timing and amount of these development expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, the advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, including regulatory requirements for government approvals, which can vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
•	the number of clinical sites included in the trial;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials;

•	the efficacy and safety results of our clinical trials; and

▪	the number of additional clinical trials that may be required as part of the government approval process.
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

Stock-Based Compensation Expense.
     Operating expenses include stock-based compensation expense, which results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and non-employees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $541,574 and $866,177 for the three months ended June 30, 2007, and June 30, 2008, respectively, and $949,200 and $1,475,319 for the six months ended June 30, 2007 and June 30, 2008, respectively are included in the Statements of Operations.
Other (Expense) Income, Net.
     Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense during 2008 is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the bondholders in lieu of cash interest payments, the amortization of Bond financing expenses and the amortization of the Bond discount.
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
     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 retained earnings or the Company’s financials statements through June 30, 2008.
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
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue — Research and Development Grants.
     Revenue increased by $0.07 million to $0.09 million for the three months ended June 30, 2008 from $0.02 million for the three months ended June 30, 2007. The Company receives funding under various Research and Development grants. The increase is primarily due to the timing of grant related activities.
Research and Development Expense.
     Research and development expense increased approximately $2.4 million, or 31%, to $10.1 million for the three months ended June 30, 2008 from $7.7 million for the three months ended June 30, 2007. Key components of this spending increase were the growth in the research and development staff which totaled $1.1 million including wages, benefits and other expenses and a growth of $1.1 million in program spending and clinical trials. The following table summarizes (in thousands), the expenditures by program:

	Three months ended
	June 30,	June 30,
Program	2007	2008
Azedra and Ultratrace platform	$2,135	$2,150
Onalta	396	423
Solazed	241	219
Trofex	—	368
Zemiva	2,008	2,898
Other Platform and general R&D programs	2,903	4,018

Total R&D expenses, including related party R&D	$7,683	$10,076

     The major reasons for the Q2 increase of $1.1 million in R&D program spending over the second quarter 2007 are as follows:
▪	Zemiva’s expenses increased by approximately $0.9 million as this program is being ramped up which resulted in increased costs for clinical trials, and increased contract manufacturing costs to produce the trial drug dosages.

▪	Trofex program expenses represented a year over year increase of $0.4 million.

▪	Azedra and Ultratrace program spending increased slightly by $0.02 million.
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
General and Administrative Expense.
     General and administrative expense increased $1.9 million or 43%, to $6.4 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. The major increases were $0.7 million for compensation, benefits, and expenses associated with staffing increases required as a public company, $0.4 million for marketing and communications costs related to branding initiatives for the Company’s key products, $0.6 million for costs of consultants and outside services to support corporate financial management, Sarbanes-Oxley compliance, information technology and corporate administration, and $0.2 million for increased legal fees for product patents.

Other (Expense) Income, Net.
     Other expense, net increased $5.3 million to $4.7 million for the three months ended June 30, 2008 from other income, net of $0.6 million for the three months ended June 30, 2007. During the second quarter of 2007 and 2008, interest expense was $0.1 million and $5.8 million, respectively, partially offset by interest income of $0.6 million and $1.1 million, respectively. The increase in interest expense of $5.7 million for the second quarter of 2008, compared to the second quarter of 2007, was due to the payment-in-kind interest accrued of $5.7 million on the $150 million Senior Secured Floating Rate Bonds. The increase in interest income in the current quarter was the result of the increased level of invested funds received from the cash proceeds from these Bonds.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue — Research and Development Grants.
     Revenue declined by approximately $0.1 million, or 33%, to $0.2 million for the six months ended June 30, 2008 from $0.3 million for the six months ended June 30, 2007. The Company receives funding under various Research and Development grants. The decrease is primarily due to the timing of grant related activities.

Research and Development Expense.
     Research and development expense increased approximately $2.7 million, or 16%, to $20.1 million for the six months ended June 30, 2008 from $17.4 million for the six months ended June 30, 2007. Excluding expenditures of $3.4 million incurred in the first six months of 2007 for the Onalta and Solazed license and technology transfer agreements, total R&D spending increased $6.1 million for the six months ended June 30, 2008. The following table summarizes (in thousands), the expenditures by program:

	Six months ended
	June 30,	June 30,
Program	2007	2008
Azedra and Ultratrace platform	$3,606	$4,010
Onalta	2,771	857
Solazed	1,244	814
Trofex	—	817
Zemiva	4,269	6,246
Other Platform and general R&D programs	5,478	7,374

Total R&D expenses, including related party R&D	$17,368	$20,118

     The overall increase of $5.9 million for the six months year-to-date ending June 30, 2008 is attributable to the following:
▪	Zemiva’s program expenses increased by approximately $2.0 million because this program has been ramped up and costs have increased for clinical trials and contract manufacturing to produce the trial drug dosages.

▪	Trofex spending increased $0.8 million over 2007, because the program was in an infancy stage in the first six months of 2007.

▪	Solazed program expenses increased $0.6 million after excluding a $1.0 million acquisition fee for a license from Bayer in the first quarter of 2007. Pre-clinical trial testing costs of $0.4 million drove this increase.

▪	Onalta program expenses increased $0.4 million after exclusion of the $2.4 million license fee incurred in the in first six months of 2007.

▪	Azedra and Ultratrace increased approximately $0.4 million which is attributable to increased clinical trials expenses.

▪	General R&D program and staffing related costs increased $1.9 million for wages, benefits and other expenses
     The Company and Certus entered into a Clinical Research and Consulting Master Services Agreement effective August 22, 2004 (the “Certus Agreement”). Effective February 15, 2008, the Company and Certus entered into a Settlement Agreement and Release to discontinue this contractual relationship upon mutually agreeable terms. The termination of this agreement resulted in the reversal of previously recorded research and development expense of $0.5 million in the first quarter 2008.
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

General and Administrative Expense.
     General and administrative expense increased $4.0 million or 53%, to $11.5 million for the six months ended June 30, 2008 from $7.5 million for the first six months ended June 30, 2007. The major increases were $1.5 million for compensation, benefits, and expenses associated with staffing increases required as a public company, $0.6 million for accounting fees associated with auditing and external reporting and $0.4 million of incremental consulting and outside services to support corporate financial management, Sarbanes-Oxley compliance and corporate administration, $0.7 million for marketing and communications costs related to the Company’s key products candidates’ branding initiatives and $0.5 million for legal expenses associated with corporate administration and product patents and $0.3 million for other functional spend.
Other (Expense) Income, Net.
     Other expense, net increased $9.0 million to $9.3 million for the six months ended June 30, 2008 from other expense, net of $0.3 million for the six months ended June 30, 2007. During the first six months of 2007 and 2008, interest expense was $1.5 million and $11.7 million, respectively, partially offset by interest income of $1.1 million and $2.4 million, respectively. The increase in interest expense of $10.2 million for the first half of 2008, compared to the first half of 2007, was due to the payment-in-kind interest accrued of $11.3 million on the $150.0 million Senior Secured Floating Rate Bonds. The increase in interest income in the current quarter was the result of the increased level of invested funds received from the cash proceeds from these Bonds.
Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.
     There was no Redeemable Convertible Preferred Stock in the first half of 2008 because they were converted to common stock on February 1, 2007 in connection with our Initial Public Offering of common stock. Redeemable Convertible Preferred Stock’s first quarter 2007 dividends and accretion of issuance costs were $1.37 million.
Liquidity and Capital Resources
     The Company has funded its operations from inception on January 10, 1997 through June 30, 2008 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes. The most recent financing transactions were as follows:
Sale of Bonds and Warrants
     On November 9, 2007, the Company entered into the Purchase Agreement pursuant to which the Company agreed to sell $150.0 million in senior secured floating rate bonds due 2012 and warrants to purchase 6,021,247 shares of common stock at $5.87 per share, for an aggregate total of $150.0 million for both the Bonds and Warrants. Net proceeds to the Company, after expenses, were approximately $143.0 million.
Initial Public Offering of Common Stock
     On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock was priced at $14.00 per share. Warrants automatically convertible upon the initial public offering were also exercised at this time. Net proceeds to the Company were approximately $62.6 million, after deducting expenses.
Liquidity at June 30, 2008
     At June 30, 2008, we had $28.9 million in cash and cash equivalents, $94.7 million in short term investments, and $7.6 million in long term investments, mainly in U.S. treasury bills, for a total of $131.2 million available to finance future operations. Our cash and cash equivalents, and investments are held at three financial institutions, and are mainly invested in U.S. treasuries, to reduce our concentration risk. Management believes that these financial institutions are high credit quality.
     Since our inception, we have generated significant operating losses in developing our product candidates, accordingly, we have historically used the proceeds from our financing activities to fund our operations. For the year ended December 31, 2007, and the year-to-date quarter ended June 30, 2008, we used approximately $44.9 million, and $30.6 million, respectively, to fund operations which include ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.

     Based on our operating plans, including our contractual obligations, we believe that the proceeds from our sale of bonds and warrants and our initial public offering, together with our existing cash resources and government grant funding as of June 30, 2008, will be sufficient to finance our planned operations through 2009. However, over the next several years, we will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
Cash Flows
Six months ending June 30, 2008, compared to June 30, 2007
     Net cash used in operating activities increased by $9.7 million to $30.6 million in the year-to-date period ended June 30, 2008, compared to $20.9 million for the year-to-date period ended June 30, 2007. The increase in cash used in operations was primarily due to the $6.9 million increase in net operating loss to $31.5 million in the year-to-date period ended June 30, 2008, compared to $24.6 million in the year-to-date period ended June 30, 2007 due to the overall growth in the number of employee resources and program spending. Year-to-date June 30, 2008, cash of $3.4 million was used for payments on accounts payable and other accrued expenses to the providers of clinical trials, and to contract commercial manufacturers for preparing the clinical trials’ drug dosages.
     Net cash used by investing activities decreased $43.0 million to $2.6 million for the year-to-date period ended June 30, 2008 from $45.6 million in the year-to-date period ended June 30, 2007. The primary reason for the decrease was in the year-to-date period ended June 30, 2007 the Company purchased investments of $46.6 million from the proceeds of the February, 2007 initial public stock offering. In the year-to-date period ending June 30, 2008 the company had a net cash outflow of $1.9 million of investment proceeds due to re-investment as compared to the year-to-date period ended June 30, 2007, $2.5 million in proceeds from maturities were used to fund operating activities. Additionally, in the year-to-date period ended June 30, 2008, the company spent $0.8 million on the purchase of property and equipment, which was $0.6 million less than the $1.4 million required for asset purchases in the year-to-date period ending June 30, 2007.
     Net cash provided by financing activities decreased from $63.2 million in the year-to-date period ended June 30, 2007 to $0.05 million at June 30, 2008. This decrease of $63.2 million is because in February 2007 financing activities included the $62.6 million in proceeds from the sale of common stock as a result of initial public offering, and $1.5 million received from the exercise of common stock options and warrants. The year-to-date June 30, 2008 financing activity of $46,814 represents only proceeds received from the exercise of common stock options.
Contractual Obligations
     Contractual obligations, as of June 30, 2008, are not significantly different than that shown on page 48 of our Annual Report filed on Form 10-K for December 31, 2007.
Operating Leases
     On April 8, 2008, Molecular Insight Pharmaceuticals, Inc. entered into a lease agreement for the lease of approximately 15,555 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease is from July 1, 2008 to June 30, 2011. The monthly base rent for the first two years of the lease is $45,369 and for the last year of the lease is $46,665. The Company has an option to extend the term for a two-year period from July 1, 2011 to June 30, 2013. The prior lease agreement covering the same location, originally entered into as of June 19, 2003 and as subsequently amended, terminated on June 30, 2008.
     On April 25, 2008, the Company entered into a lease agreement for the lease of approximately 19,750 square feet of office space located in Cambridge, Massachusetts. The term of the lease is from April 25, 2008 to March 31, 2010. The monthly base rent from April 25, 2008 to March 31, 2009 is $55,308 and from April 1, 2009 to March 31, 2010 is $56,959. The Company has an option to extend the term twice and each extension will be for a period of six months.

Off-Balance Sheet Arrangements
     Other than the operating leases for our office and laboratory space, we do not have off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk due to Variable Interest Rates on Bonds
     We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150 million outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The interest rate for the quarter beginning February 1, 2008 was 11.2394%, for the quarter beginning May 1, 2008 it was 10.8728% and for the quarter beginning August 1, 2008 the rate is 10.8006%. A one percent increase in the three month LIBOR interest rate would add $1.5 million in annual interest expense. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in providing them with material information related to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     As of June 30, 2008 we have no funds remaining from our February 1, 2007 sale of registered public securities. We used the net proceeds to fund clinical trials and research and development activities for our product candidates, and general corporate purposes, including capital expenditures and working capital, which is consistent with our planned use of the proceeds from our initial public offering, as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     As of June 30, 2008, based on our operating plans, including our contractual obligations, we believe that our existing $131.2 million balance of cash, cash equivalents, and investments, which includes the $143 million proceeds from our sale of bonds and warrants, together with our government grant funding, will be sufficient to finance our planned operations through 2009.
  (c) Repurchase of Equity Securities
           None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 12, 2008, we held our 2008 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes of the stockholders specified below:
Proposal 1: To elect three Class II directors, Mr. Daniel Frank, Mr. Lionel Sterling and Mr. Scott Gottlieb, M.D. to serve a term of three years or until each of their respective successors is elected and qualified.
          The three nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Class II Director Nominee	For	Withheld
Daniel Frank	20,384,172	204,685

Lionel Sterling	20,506,060	82,797

Scott Gottlieb, MD	20,549,211	39,646
Class I Directors and Class III Directors, consisting of David M. Stack, Harry Stylli, John W. Babich and David S. Barlow were not subject to election at 2008 Annual Meeting of Stockholders and continue to hold office until the end of their terms.
Proposal 2: To ratify the selection of Deloitte & Touche LLP, independent registered public accounting firm, as auditors of our company for the fiscal year ending December 31, 2008.
Our stockholders ratified the selection of Deloitte & Touche as our auditors for the fiscal year ending December 31, 2008, by the following votes:

For	Against	Abstain	Broker Non-Vote
20,585,506	3,251	100	0

ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

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