Form 10-Q
period 2008-09-30
Molecular Insight Pharmaceuticals, Inc.
filed 2008-11-14
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑
The number of shares outstanding of the registrant’s common stock as of November 7, 2008 was 24,988,157.

INDEX TO FORM 10-Q

PAGE
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements-Unaudited
Condensed Consolidated Balance Sheets at December 31, 2007 and September 30, 2008	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2008 and cumulative for the period from inception (January 10, 1997) to September 30, 2008	4
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2008	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008 and cumulative for the period from inception (January 10, 1997) to September 30, 2008	6
Notes to the Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4T. Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	24
ITEM 1A. Risk Factors	24
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
ITEM 3. Defaults Upon Senior Securities	25
ITEM 4. Submission of Matters to a Vote of Security Holders	25
ITEM 5. Other Information	25
ITEM 6. Exhibits	25

SIGNATURES	26
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32 Section 906 Certification of CEO & CFO

Item 1. Financial Statements
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,115,257	$19,827,509
Investments	57,087,609	85,997,641
Accounts receivable	324,328	32,888
Prepaid expenses and other current assets	1,481,561	1,664,358

Total current assets	121,008,755	107,522,396

Property and equipment — net	4,732,689	5,357,605
Debt issuance costs	7,167,701	6,211,560
Restricted cash	—	500,000
Investments	43,792,728	12,198,133

Total assets	$176,701,873	$131,789,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701,988	$2,808,849
Accrued expenses	11,027,078	11,077,433
Accounts payable and accrued expenses — related parties	1,284,055	884,832

Total current liabilities	15,013,121	14,771,114

Bonds payable — net of discount	133,132,390	149,286,055
Other long term liabilities	—	272,381
Related party long term liabilities	—	231,421

Total long term liabilities	133,132,390	149,789,857

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2007 and September 30, 2008; issued and outstanding, 24,953,146 and 24,988,157 shares at December 31, 2007 and September 30, 2008, respectively	249,530	249,882
Additional paid-in capital	173,578,150	177,098,688
Deferred stock-based compensation	(164,225)	(54,935)
Accumulated other comprehensive income	46,122	520,537
Deficit accumulated during the development stage	(145,153,215)	(210,585,449)

Total stockholders’ equity (deficit)	28,556,362	(32,771,277)

Total liabilities and stockholders’ equity	$176,701,873	$131,789,694

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period From
					January 10, 1997
					(Date of
	Three Months Ended		Nine Months Ended		Inception)
	September 30,		September 30,		Through
	2007	2008	2007	2008	September 30, 2008
Revenue — Research and development grants	$316,642	$61,887	$578,895	$238,183	$5,384,448

Operating expenses:
Research and development	9,727,058	11,744,354	26,956,683	31,764,839	116,018,878
Research and development — related parties	34,917	123,101	173,679	220,976	1,741,871
General and administrative	3,315,670	6,730,190	9,264,589	16,202,829	61,798,632
General and administrative — related parties	875,117	1,219,913	2,453,304	3,283,920	9,987,168
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	13,952,762	19,817,558	38,848,255	51,472,564	199,313,679

Loss from operations	(13,636,120)	(19,755,671)	(38,269,360)	(51,234,381)	(193,929,231)

Other income (expense)
Interest income	481,803	1,140,534	1,628,133	3,537,384	7,261,527
Interest expense	(40,568)	(6,063,141)	(1,529,636)	(17,735,237)	(23,860,545)
Interest expense-related parties	—	—	—	—	(57,200)

Total other income (expense), net	441,235	(4,922,607)	98,497	(14,197,853)	(16,656,218)

Net loss	(13,194,885)	(24,678,278)	(38,170,863)	(65,432,234)	(210,585,449)

Redeemable convertible preferred stock dividends and accretion of issuance costs	—	—	(1,368,126)	—	(12,297,601)

Net loss attributable to common stockholders	$(13,194,885)	$(24,678,278)	$(39,538,989)	$(65,432,234)	$(222,883,050)

Net loss per share attributable to common stockholders:
Basic and diluted net loss per share attributable to common stockholders	$(0.53)	$(0.99)	$(1.76)	$(2.62)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	24,807,244	24,981,674	22,421,174	24,969,594

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

						Deficit
	Common Stock			Deferred	Accumulated	Accumulated
	$0.01 Par Value		Additional	Stock-	Other	During the	Total	Total
	Number of	Par	Paid-In	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Capital	Compensation	Income	Stage	Equity (Deficit)	Loss
Balance at January 1, 2008	24,953,146	$249,530	$173,578,150	$(164,225)	$46,122	$(145,153,215)	$28,556,362	—
Issuance of common stock on exercise of options	35,011	352	64,855	—	—	—	65,207	—

Issuance of common stock warrant for services provided	—	—	1,127,920	—	—	—	1,127,920	—

Stock-based compensation	—	—	2,327,763	109,290	—	—	2,437,053	—

Unrealized gain on available-for-sale securities	—	—	—	—	474,415	—	474,415	$474,415

Net loss	—	—	—	—	—	(65,432,234)	(65,432,234)	(65,432,234)

Total comprehensive loss	—	—	—	—	—	—	—	$(64,957,819)

Balance at September 30, 2008	24,988,157	$249,882	$177,098,688	$(54,935)	$520,537	$(210,585,449)	$(32,771,277)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF
CASH FLOWS (UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Nine Months Ended September 30,		to September 30,
	2007	2008	2008
Cash flows from operating activities:
Net loss	$(38,170,863)	$(65,432,234)	$(210,585,449)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense	1,687,165	17,735,237	22,739,878
Depreciation and amortization	467,105	638,036	12,342,048
Stock-based compensation expense	1,478,104	3,564,973	16,196,694
Deferred rent	(22,568)	—	(157,987)
Other non-cash charges	5,558	5,646	10,433
Changes in assets and liabilities:
Accounts receivable	(44,627)	291,440	29,259
Prepaid expenses and other current assets	882,855	(182,797)	(402,390)
Accounts payable	1,861,944	106,860	2,063,041
Accrued expenses and other	(246,547)	50,355	11,155,866
Accounts payable and accrued expenses-related parties	1,844,774	(167,802)	1,254,289
Other assets	(1,220,726)	—	7,291

Net cash (used in) provided by operating activities	(31,477,826)	(43,390,286)	(145,347,027)

Cash flows from investing activities:
Purchase of investments	(46,975,509)	(28,910,032)	(184,293,725)
Proceeds from investments	22,976,834	30,955,356	85,504,835
Purchase of property and equipment	(1,486,684)	(996,217)	(7,621,504)
Loss on disposal of assets	—	—	337,441
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash used in investing activities	(25,485,359)	1,049,107	(105,765,893)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	62,594,940	—	75,690,626
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	(1,363,298)	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	1,487,701	65,207	2,339,115
Proceeds from sale of restricted stock	—	—	32,850
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	62,719,343	65,207	270,952,205

Effect of foreign exchange rate	—	(11,776)	(11,776)

Net increase (decrease) in cash and cash equivalents	5,756,158	(42,287,748)	19,827,509

Cash and cash equivalents — beginning of period	$8,915,857	$62,115,257	$—

Cash and cash equivalents — end of period	$14,672,015	$19,827,509	$19,827,509

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At September 30, 2008, the Company had an accumulated deficit of $210.6 million including the $24.7 million net loss incurred in the third quarter 2008. As of September 30, 2008, the Company had $19.8 million of cash and cash equivalents and $98.2 million of investments, mostly treasury bills, for total liquid investments of $118.0 million, which can be used to fund future operations, debt repayments, and working capital requirements.
     The Company has funded its operations through September 30, 2008 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, and convertible notes and other notes payable. Based on the Company’s operating plans, including contractual obligations, Company management believes that existing cash and investments as of September 30, 2008, will be sufficient to finance planned operations through March 2010. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.
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
     There have been no significant changes in the Company’s accounting policies, except for those listed below, since December 31, 2007 as described in the discussion of critical accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2007.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 accumulated deficit or the Company’s financial statements through September 30, 2008.
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
3. ASSET RETIREMENT OBLIGATION
     In June 2008 the State of Texas granted the Company a radioactive materials license for its manufacturing operation in Denton, TX. Under the terms of the license it is a requirement for the Company to provide for future decommissioning and environmental remediation of the site. The license terms required the Company to post an irrevocable letter of credit for $500,000 as collateral to fund the future decommissioning costs of the manufacturing site which has been classified as restricted cash on the balance sheet. The Company determined the Asset Retirement Obligation through the use of a present value calculation. Key assumptions utilized include a term of ten years and a risk adjusted interest rate of 6.3%. This resulted in recording of a liability of $272,381 at September 30, 2008. Coincident with the grant of the license is the recognition of a future Asset Retirement Obligation (“ARO”). Such recognition required the Company to comply with the GAAP principles as outlined in SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following is a summary of the changes in Molecular’s ARO for the nine months ended September 30, 2008:

Asset retirement obligation as of January 1, 2008	$—
Liabilities incurred	266,735
Accretion expense on discounted obligation	5,646

Asset retirement obligation as of September 30, 2008	$272,381

4. FAIR VALUE MEASUREMENTS
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
     The Company records cash equivalents, which are held in money market funds and invested U.S. treasuries, at fair value (level 1) as quoted prices and an active market exist.
     The Company measures and records the fair value of its available-for-sale securities at the closing market price at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in the statement of stockholders equity (deficit) if deemed temporary.
     The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 10) through the use of unobservable inputs which include adjustable interest rates, budgeted research spending (as defined by the Company’s bond financing agreement), discount rates, and success factor probabilities for key product candidates. The Company had no purchases, sales, issuances, or settlements that impact the fair value of the embedded derivative. The Company recorded no gains or losses related to the embedded derivative during the three and nine months ended September 30, 2008.
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$16,891,125	$16,891,125	$—	$—
Available-for-sale securities	$98,195,774	$98,195,774	$—	$—

Liabilities:
Embedded derivative	$200,000	$—	$—	$200,000
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Numerator:
Net loss attributable to common stockholders	$(13,194,885)	$(24,678,278)	$(39,538,989)	$(65,432,234)
Denominator:
Weighted average common shares outstanding	24,807,244	24,981,674	22,421,174	24,969,594

Net loss attributable to common stockholders — basic and diluted shares	$(0.53)	$(0.99)	$(1.76)	$(2.62)

     Net loss per share amounts have been computed based on the weighted average number of common shares outstanding during each period. For the three and nine months ended September 30, 2007 and 2008, options to purchase 2,278,635 and 3,377,275 shares of common stock, respectively, and warrants to purchase 394,877 and 6,604,840 respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
6. COMMON STOCK WARRANT
     On September 16, 2008, the Company issued a fully vested warrant to purchase 240,000 shares of the Company’s common stock for $7.91 per share with a fair value of $1,127,920. The fair value was determined using Black-Scholes option pricing model (including the following assumptions: life of five years (full term), volatility of 69.9%, zero dividend rate and a risk-free rate of 2.64%). The warrant was issued in payment for consulting services. Accordingly, $1,127,920 was included in general and administrative expense for consulting fees and in additional paid-in capital.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. STOCK OPTIONS & RESTRICTED STOCK
     Information concerning stock option activity for the nine months ended September 30, 2008 is summarized as follows:

	September 30, 2008
		Weighted
	Number of	Average Exercise
	Shares	Price per Share
Options outstanding at beginning of period	2,641,968	$5.98
Granted	1,202,729	$7.25
Exercised	(35,011)	$1.86
Forfeitures	(432,411)	$8.12

Options outstanding at end of period	3,377,275	$6.20

Options exercisable	1,457,499	$4.01

Options available for grants	1,383,147

Weighted average fair value of options granted		$4.59

     The total intrinsic value of outstanding options, and exercisable options as of September 30, 2008 was $7,986,552, and $6,428,935 respectively. The intrinsic value of options exercised for the nine months ended September 30, 2008 was $194,859. The weighted average fair value of options granted for the nine months ended September 30, 2008 was $4.83. The stock-based compensation expense (including restricted stock) totals $961,733 for the three months ended September 30, 2008 and $2,437,053 for the nine months ended September 30, 2008.
     On May 20, 2008 the Company awarded shares of common stock to certain executives of the Company constituting a Restricted Stock award under the Company’s Amended and Restated 2006 Equity Incentive Plan. The shares vest on the fourth anniversary of the award and are subject to accelerated vesting on accomplishment of certain performance milestones. Unvested shares are subject to forfeiture upon termination of employment. Information concerning nonvested restricted stock activity for the nine months ended September 30, 2008 is summarized as follows:

	September 30, 2008
	Number of	Grant Date Fair
	Shares	Value
Nonvested shares at beginning of period	—	—
Granted	143,750	$7.78
Vested	—	—
Forfeitures	(50,000)	$7.78

Nonvested shares at end of period	93,750	$7.78

8. INVESTMENTS
     The Company’s short term investments of $86.0 million and $57.1 million, and long term investments of $12.2 million and $43.8 million at September 30, 2008 and December 31, 2007, respectively, were mainly U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for- sale securities with any unrealized gain or losses reported as a separate component of stockholders’ equity (deficit).
     At December 31, 2007 and the quarter ending September 30, 2008, gross unrealized gains amounted to $79,628 and $532,313, and gross unrealized losses amounted to ($32,728) and ($0), respectively. Investments classified as current have maturities of less than one year. Investments classified as long term have maturities of 1 to 2 years and it is management’s intention to hold such investments beyond one year, although these funds are available for use and therefore classified as available-for-sale. There were no realized gains or losses incurred in 2008 and 2007. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. ACCRUED EXPENSES

	December 31,	September 30,
	2007	2008
Accrued expenses consist of the following:
Accrued payroll, bonuses, severance, vacation and relocation expenses	$2,367,492	$2,442,201
Clinical / Pre-Clinical trials	5,037,311	5,215,135
Commercial manufacturing	1,687,490	1,637,571
Professional fees	546,852	797,775
Sponsored research and license agreements	702,744	250,000
Other	685,189	734,751

Total accrued expenses	$11,027,078	$11,077,433

10. DEBT
     Debt consisted of the Senior Secured Floating Rate Bonds, due 2012, as described below:

	December 31, 2007	September 30, 2008
Bonds, including paid-in-kind (“PIK”) interest at December 31, 2007, and September 30, 2008 of $2,414,531 and $15,788,312, respectively, net of Bond discount at December 31, 2007 and September 30, 2008 of $19,282,141 and $16,502,257 respectively	$133,132,390	$149,286,055

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
     The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The interest rate for the quarter beginning February 1, 2008 was 11.2394%, for the quarter beginning May 1, 2008 it was 10.8728%, for the quarter beginning August 1, 2008 the rate was 10.8006% and for the quarter beginning November 1, 2008 the rate is 11.1925%. Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable.
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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Bonds have been recorded net of the relative fair value of the related Warrants and the fair value of the embedded derivative. The resulting discount is being accreted over the Bonds’ five year term using the effective interest method.
Redemption of Bonds
     The Indenture requires mandatory redemption of some or all of the Bonds upon defined events, such as the disposition of certain assets or property, the issuance of indebtedness (other than the PIK Bonds), the sale of securities in an equity financing, receipt by the Company of funds constituting extraordinary receipts, in the event of excess free cash flow over specified levels, and in the event of a product material adverse event (as defined in the Indenture). The Bonds also become subject to redemption upon a change in control (defined as a person acquiring 30% or more of the voting securities of the Company).The contingent mandatory redemption feature related to the product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. The initial value of the embedded derivative was approximately $200,000 which did not change materially through September 30, 2008. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).The Company may redeem the Bonds at its option during the following dates at a redemption price equal to the following:

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
     Under the Indenture, the Company needs to maintain a Minimum Liquidity (as defined in the Indenture) of not less than $101.0 million at September 30, 2008, which amount decreases monthly during 2008 to $83.0 million at December 31, 2008. Under the Indenture, the Minimum Liquidity requirement shall be adjusted for a product material adverse event, required Bond redemptions, and amounts on deposit with the Trustee in the redemption collateral account. Minimum Liquidity is $35.2 million for year end 2009, $29.2 million for year end 2010 (lowest Minimum Liquidity is $21.1 million at March 31, 2010); then it increases to $45.0 million for year end 2011 through to the maturity date.
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
     A failure to comply with the covenants of the Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Indenture. Such events of default include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
levels permitted under the Indenture. The Company was in compliance with the financial debt covenants at September 30, 2008.
11. COMMITMENTS AND CONTINGENCIES
     As of September 30, 2008, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
     When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes and the Risk Factors section included in this Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We have had no revenue from product sales and have funded our operations through the public offering and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit during the development stage of $210.6 million from inception through September 30, 2008.

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
Financial Operations Overview
Revenue—Research and Development Grants.
     Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government approvals, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $1.1 million remaining portion of grants that we had been awarded as of September 30, 2008. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
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
Stock-Based Compensation Expense.
     Operating expenses include stock-based compensation expense, which results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. On January 1, 2006 we adopted SFAS No. 123(R) to account for stock-based awards. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and non-employees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant. These costs which total $528,800 and $961,733 for the three months ended September 30, 2007 and September 30, 2008, respectively, and $1,478,000 and $2,437,053 for the nine months ended September 30, 2007 and September 30, 2008, respectively, are included in the Statements of Operations.
Other (Expense) Income, Net.
     Other (expense) income, net includes interest income and interest expense. Interest income consists of interest earned on our cash, cash equivalents and short and long term investments. Interest expense during 2008 is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the bondholders in lieu of cash interest payments, the amortization of Bond financing expenses and the amortization of the Bond discount.
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

     In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008 retained earnings or the Company’s financials statements through September 30, 2008.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue — Research and Development Grants.
     Revenue decreased by $0.25 million, or 78%, to $0.06 million for the three months ended September 30, 2008 from $0.32 million for the three months ended September 30, 2007. The Company receives funding under various Research and Development grants. The decrease is primarily due to the timing of grant related activities.
Research and Development Expense.
     Research and development expense increased approximately $2.1 million, or 21%, to $11.9 million for the three months ended September 30, 2008 from $9.8 million for the three months ended September 30, 2007. Key components of this spending increase were the growth in the research and development staff which totaled $0.9 million including wages, benefits and other expenses and a growth of $1.3 million in clinical trial costs.

The following table summarizes (in thousands), the expenditures by program:

	Three months ended
	September 30,	September 30,
Program	2007	2008
Azedra and Ultratrace platform	$1,920	$3,359
Onalta	775	776
Solazed	251	211
Trofex	322	466
Zemiva	3,344	2,703
Other Platform and general R&D programs	3,150	4,352

Total R&D expenses, including related party R&D	$9,762	$11,867

     The major reasons for the Q3 increase of $2.1 million in R&D program spending over the third quarter 2007 are as follows:
•	Azedra’s expenses increased by approximately $1.4 million due mainly to increased clinical trial activity of $0.4 million, manufacturing increases of $0.2 million to support the clinical trials and pre-clinical testing of $0.8 million.

•	Trofex program expenses represented a year over year increase of $0.1 million.
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
General and Administrative Expense.
     General and administrative expense increased $3.8 million, or 90%, to $8.0 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. The major increases were $2.0 million for consulting costs and outside services (which includes $1.1 million for the issuance of a warrant grant for consulting services), to support corporate strategy and financial management, Sarbanes-Oxley compliance, information technology and corporate administration, $1.0 million for compensation, benefits, and expenses associated with staffing increases required as a public company, $0.5 million for Chief Executive Officer severance expense and $0.2 million for facilities costs.
Other (Expense) Income, Net.
     Other expense, net increased $5.4 million to $4.9 million for the three months ended September 30, 2008 from other income, net of $0.4 million for the three months ended September 30, 2007. During the third quarter of 2007 and 2008, interest expense was $0.04 million and $6.1 million, respectively, partially offset by interest income of $0.5 million and $1.1 million, respectively. The increase in interest expense of $6.0 million for the third quarter of 2008, compared to the third quarter of 2007, was due to the payment-in-kind interest accrued of $4.5 million on the $150 million Senior Secured Floating Rate Bonds. The increase in interest income in the current quarter was the result of the increased level of invested funds received from the cash proceeds from these Bonds.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue — Research and Development Grants.
     Revenue declined by approximately $0.3 million, or 50%, to $0.2 million for the nine months ended September 30, 2008 from $0.6 million for the nine months ended September 30, 2007. The Company receives funding under various Research and Development grants. The decrease is primarily due to the timing of grant related activities.
Research and Development Expense.
     Research and development expense increased approximately $4.9 million, or 18%, to $32.0 million for the nine months ended September 30, 2008 from $27.1 million for the nine months ended September 30, 2007. Excluding expenditures of $3.75 million incurred in the first nine months of 2007 for the Onalta and Solazed license and technology transfer agreements, total R&D spending increased $8.6 million for the nine months ended September 30, 2008. The following table summarizes (in thousands), the expenditures by program:

	Nine months ended
	September 30,	September 30,
Program	2007	2008
Azedra and Ultratrace platform	$5,523	$7,369
Onalta	3,530	1,633
Solazed	1,564	1,025
Trofex	734	1,241
Zemiva	7,476	8,950
Other Platform and general R&D programs	8,303	11,768

Total R&D expenses, including related party R&D	$27,130	$31,986

     The overall increase of $4.9 million for the nine months year-to-date ending September 30, 2008 is attributable to the following:
•	Zemiva’s program expenses increased by approximately $1.5 million to fully capture patient costs in the ongoing clinical trial, causing increases in trial costs ($0.3 million), as well as manufacturing costs that support the trials ($1.2 million).

•	Trofex spending increased $0.5 million over 2007 due to costs pertaining to an ongoing Phase I clinical trial during Q3.

•	Solazed program expenses increased $0.5 million after excluding a $1.0 million acquisition fee for a license from Bayer in the first quarter of 2007. Pre-clinical trial testing costs of $0.4 million drove this increase.

•	Onalta program expenses increased $0.9 million after exclusion of the $2.75 million license fee incurred in early 2007. Increased trial costs ($0.1 million) and the supporting manufacturing costs ($0.3 million) contributing to the increase, as well as increased personnel costs ($0.2 million) and sponsored research ($0.2 million).

•	Azedra and Ultratrace increased approximately $1.8 million which is mainly attributable to increased clinical trials costs.

•	General R&D program and staffing related costs increased $0.5 million for wages, benefits and other expenses.
     The Company and Certus International, Inc. entered into a Clinical Research and Consulting Master Services Agreement effective August 22, 2004 (the “Certus Agreement”). Effective February 15, 2008, the Company and Certus entered into a Settlement Agreement and Release to discontinue this contractual relationship upon mutually agreeable terms. The termination of this agreement resulted in the reversal of previously recorded research and development expense of $0.5 million in the first quarter of 2008.
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
General and Administrative Expense.
     General and administrative expense increased $7.8 million, or 67%, to $19.5 million for the nine months ended September 30, 2008 from $11.7 million for the nine months ended September 30, 2007. The major increases were $2.3 million for compensation, benefits, and expenses associated with staffing increases required as a public company, $0.5 million for Chief Executive Officer severance expense, $2.7 million for consulting costs and outside services (which includes $1.1 million for the issuance of the warrant) to support corporate strategy and financial management, Sarbanes-Oxley compliance, information technology and corporate administration, $0.7 million for accounting fees associated with auditing and external reporting, $0.6 million for marketing and communications costs related to the Company’s key products candidates’ branding initiatives, $0.5 million for legal expenses associated with corporate administration and product patents and $0.4 million for other functional spend.
Other (Expense) Income, Net.
     Other expense, net increased $14.3 million to $14.2 million for the nine months ended September 30, 2008 from other income, net of $0.1 million for the nine months ended September 30, 2007. During the first nine months of 2007 and 2008, interest expense was $1.5 million and $17.7 million, respectively, partially offset by interest income of $1.6 million and $3.5 million, respectively. The increase in interest expense of $16.2 million for the first three quarters of 2008, compared to the first three quarters of 2007, was principally due to interest of $13.4 million on the $150.0 million Senior Secured Floating Rate Bonds. The increase in interest income in the current quarter was the result of the increased level of invested funds received from the cash proceeds from these Bonds.
Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.
     There was no Redeemable Convertible Preferred Stock in the first three quarters of 2008 because those securities were converted to common stock on February 1, 2007 in connection with our Initial Public Offering of common stock. Redeemable Convertible Preferred Stock’s first quarter 2007 dividends and accretion of issuance costs were $1.4 million.
Liquidity and Capital Resources
     The Company has funded its operations from inception on January 10, 1997 through September 30, 2008 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes. The most recent financing transactions were as follows:
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

Liquidity at September 30, 2008
     At September 30, 2008, we had $19.8 million in cash and cash equivalents (held in money markets invested in U.S. treasuries), $86.0 million in short term investments and $12.2 million in long term investments, mainly in U.S. treasury bills, for a total of $118.0 million available to finance future operations. Our cash and cash equivalents, and investments are held at two financial institutions, and are mainly invested in U.S. treasuries, to reduce our concentration risk. Management believes that these financial institutions are high credit quality. Management intends to hold these investments to maturity and as a result does not expect impairments or declines in redemption values. During the period ended September 30, 2008 the company issued a warrant with a fair value of $1.1 million in a non-cash transaction for consulting services.
     Since our inception, we have generated significant operating losses in developing our product candidates, accordingly, we have historically used the proceeds from our financing activities to fund our operations. For the year ended December 31, 2007, and year-to-date ended September 30, 2008, we used approximately $44.9 million, and $43.4 million, respectively, to fund operations which include ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations, we believe that the proceeds from our sale of bonds and warrants, together with our existing cash resources and government grant funding as of September 30, 2008, will be sufficient to finance our planned operations through March 2010. However, over the next several years, we will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Our future capital requirements will depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business. The credit crisis in the U.S. may make it more difficult to obtain additional financing as well as adversely impact our ability to invest our excess cash funds.
Cash Flows
Nine Months Ended September 30, 2008 Compared to September 30, 2007
     Net cash used in operating activities increased by $11.9 million to $43.4 million in the year-to-date period ended September 30, 2008, compared to $31.5 million for the year-to-date period ended September 30, 2007. The increase in cash used in operations was primarily due to the $27.2 million increase in net operating loss to $65.4 million in the period ended September 30, 2008, compared to $38.2 million in the period ended September 30, 2007 due to the overall growth in the number of employee resources and program spending, offset by an increase in noncash interest expense of $17.7 million.
     Net cash used by investing activities decreased $26.5 million to $1.0 million received for the year-to-date period ended September 30, 2008 from $25.5 million used in the year-to-date period ended September 30, 2007. The primary reason for the change was the net change in proceeds from maturities of investments less the purchase of investments. Additionally, in the period ended September 30, 2008, the company spent $1.0 million on the purchase of property and equipment, which was $0.5 million less than the $1.5 million required for asset purchases in the period ending September 30, 2007.
     Net cash provided by financing activities decreased from $62.7 million in the year-to-date period ended September 30, 2007 to $0.07 million at September 30, 2008. This decrease of $62.6 million is because in February 2007 financing activities included the $62.6 million in proceeds from the sale of common stock as a result of initial public offering, and $1.5 million received from the exercise of common stock options and warrants. The year-to-date September 30, 2008 financing activity of $65,207 represents only proceeds received from the exercise of common stock options.

Contractual Obligations
     Contractual obligations, as of September 30, 2008, are not significantly different than that shown on page 48 of our Annual Report filed on Form 10-K for December 31, 2007 except as follows:
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
     On April 25, 2008, the Company entered into a lease agreement for the lease of approximately 19,750 square feet of office space located in Cambridge, Massachusetts. The term of the lease is from April 25, 2008 to March 31, 2010. The monthly base rent from April 25, 2008 to March 31, 2009 is $55,308 and from April 1, 2009 to March 31, 2010 is $56,954. The Company has an option to extend the term twice and each extension will be for a period of six months.
Off-Balance Sheet Arrangements
     Other than the operating leases for our office and laboratory space, we do not have off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk due to Variable Interest Rates on Bonds
     We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150 million outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The interest rate for the quarter beginning February 1, 2008 was 11.2394%, for the quarter beginning May 1, 2008 it was 10.8728%, for the quarter beginning August 1, 2008 the rate was 10.8006% and for the quarter beginning November 1, 2008 the rate is 11.1925%. A one percent increase in the three month LIBOR interest rate would add $1.5 million in annual interest expense. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Our disclosure controls and procedures were designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

     Based on an evaluation of our disclosure controls and procedures carried out as of September 30 2008, our President and Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in providing them with material information related to our company in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     In evaluating our Company and our business, you should carefully consider the following factors in addition to the other information in this Quarterly Report on Form 10-Q and the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     General economic conditions, including concerns regarding a potential global recession and credit constraints may negatively impact our business, results of operations, and financial condition. As widely reported, financial markets in the United States, Canada, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists have predicted that the United States economy, and possibly the global economy, may enter into a prolonged recession. As a development stage company, such a protracted downturn may hurt our business in a number of ways, including the impact on our key suppliers, limiting their ability to deliver timely goods and services needed in the development and testing of our product candidates, as well as the impact on our ability to access capital and credit markets and on our ability to manage our cash balance. While we are unable to predict the likely duration and severity of the adverse conditions in the United States and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results and cash flow or cash position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
   (a) Recent Sales of Unregistered Securities
     On September 16, 2008, we issued to a consulting firm, in a private placement intended to qualify under Section 4(2) of the Securities Act of 1933, as amended, a warrant to purchase 240,000 shares of our common stock for $7.91 per share. The warrant has a term of five years and is exercisable at any time on or after September 16, 2008. The warrant was issued in payment for consulting services. We did not receive any cash proceed from the issuance of the warrant.
   (b) Use of Proceeds from Registered Securities
     Not applicable.
   (c) Repurchase of Equity Securities
     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     Our Board of Directors terminated the employment of our former Chief Executive Officer, David Barlow, effective as of September 30, 2008. Mr. Barlow continues to serve out his term as a member of our Board of Directors.
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2008.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
By:	/s/ John W. Babich
John W. Babich
President and Interim Chief Executive Officer

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