Form 10-K
period 2008-12-31
Molecular Insight Pharmaceuticals, Inc.
filed 2009-03-13
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Nasdaq Global Market on June 30, 2008, was approximately $95,001,299.

As of March 5, 2009, there were 25,118,490 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, are incorporated herein by reference into Part III of this annual report on Form 10-K.

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

In this annual report on Form 10-K, unless the context indicates otherwise, references to “Molecular Insight,” “the Company,” “our company,” “we,” “us,” and similar references, refer to Molecular Insight Pharmaceuticals, Inc. All references to years in this Form 10-K, unless otherwise noted, refer to our fiscal years, which end on December 31. For example, a reference to “2008” or “fiscal 2008” means the 12-month period that ended December 31, 2008.

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative radiopharmaceuticals in the emerging field of molecular medicine. These novel radiopharmaceuticals will provide important improvements in disease detection and enable the delivery of radiation therapy to widespread metastatic cancers. We have focused the initial applications of our proprietary technologies in the areas of cardiology and oncology.

Due to the exquisite sensitivity of radiopharmaceutical molecular imaging (nuclear medicine), it is possible to detect disease at the cellular level, before anatomical changes occur, which are apparent in later stages of disease. Imaging the disease-related changes at the level of the cell enables early disease detection and a more sensitive means of monitoring disease progression and response to therapy compared with current imaging technologies.

We are also taking advantage of specific disease-related changes at the cellular level that occur in cancers in order to specifically deliver therapeutic radiopharmaceuticals to treat tumor cells that have spread throughout the body. The selective accumulation of radiotherapeutic compounds in cancers allows direct tumor killing while sparing normal tissues of serious toxicity. Targeted radiotherapy for widespread cancers brings a well understood and successful therapy (radiation) to the treatment of late stage cancers. Since the ‘therapy’ is localized in the tumors and the mass of nonradioactive compound is very low, side effects may be less severe than conventional chemotherapy.

Our lead molecular imaging radiopharmaceutical product candidate, Zemivatm, is being developed for the diagnosis of cardiac ischemia (insufficient blood flow to the heart muscle). Our other imaging candidate, Trofextm, is in development for the detection of metastatic prostate cancer. Our lead radiotherapeutic product candidates, Azedratm and Onaltatm, are both radiolabeled small molecules being developed for the treatment of neuroendocrine cancers. Solazedtm is a small molecule radiotherapeutic that is being developed for the treatment of metastatic melanoma.

We have had no revenue from product sales and have funded our operations through the public and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit of $226.4 million from inception through December 31, 2008.

We expect to incur significant operating losses for the next several years. Research and development expenses relating to our clinical and pre-clinical product candidates are expected to continually increase. In particular, we expect to incur increased development costs in connection with our ongoing development efforts and clinical trials.

Recent Financing Transactions

Common Stock Initial Public Offering

On February 7, 2007, we completed an initial public offering of 5,000,000 shares of its common stock at a public offering price of $14.00 per share. Net proceeds to us were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. The proceeds were primarily used to fund R&D programs and clinical trials for Zemiva, Azedra and Onalta. Funds were also used for research and development activities for our pre-clinical new product candidates, debt repayment as debt becomes due, and general corporate purposes, including capital expenditures and working capital. To date, we have used all of the net proceeds of the initial public offering consistent with our previously disclosed intentions.

Sale of Bonds and Warrants

On November 9, 2007, we entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds” or “original Bonds”) and warrants to purchase 6,021,247 shares of our common stock at $5.87 per share (the “Warrants”), for the aggregate consideration of $150,000,000. Net proceeds to us, after expenses, were approximately $143.0 million. We are utilizing the proceeds to fund research and development activities for our product candidates and general corporate purposes, including capital expenditures and working capital.

The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the USA under Regulation S under the Securities Act. The Bonds and Warrants have not been registered under the Securities Act.

The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between us and The Bank of New York Trust Company, N.A. as trustee and collateral agent.

The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month London Inter-Bank Offer Rate (“LIBOR”), plus eight percent, determined on a quarterly basis, beginning on November 16, 2007. The quarterly rate for the quarter beginning February 1, 2009 is 9.17%. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK (“paid-in-kind”) Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bond shall begin to accrue from the date of issuance of such PIK Bond.

The Bonds are redeemable by us, at our option and with a premium, beginning November 16, 2007. Upon certain events of default, there are mandatory redemption provisions which could accelerate the maturity of the Bonds, subject to certain cure periods and other conditions.

The Warrants have an exercise price of $5.87, which was the bid price of our common stock as of the close of trading on November 8, 2007. The Warrants may be exercised at anytime through five years from the date of issuance.

In connection with the sale of the Bonds and the Warrants, we entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) dated as of November 16, 2007, with the initial purchasers of the Bonds and Warrants and certain former holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain former holders of convertible promissory notes issued by us. The Registration Rights Agreement provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights.

In connection with the sale of the Bonds and the Warrants, we also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, we and our subsidiaries that are a party to such agreement pledged their rights to the Company’s and subsidiaries’ assets and property to the Collateral Agent as security for our obligations of the Company under the above described financing.

The preceding summary of the Sale of Bonds and Warrants, and the Risk Factors relating to our Bonds and Warrants, are all qualified in their entirety by the terms of the various agreements related to the Bonds and Warrants that have been filed pursuant to the SEC rules.

Our Lead Molecular Imaging Pharmaceutical Product Candidates: Zemiva and Trofex

Zemiva (iodofiltic acid I 123)

In the US, approximately 6 million people visit the emergency department each year complaining of chest pain. Some of these patients will have initial testing performed that clearly indicates the patient is having a heart attack; however the majority will not have definitive test results. This lack of certainty means a delay in detecting the patients who need immediate care and drives a conservative medical approach leading to a large number of hospital admissions for prolonged observation. This results in 3 million hospital admissions for non-cardiac chest pain patients; a low-risk patient population that could be safely discharged if more rapid and reliable diagnostic techniques were available. The healthcare costs associated with these admissions is greater than $6 billion in the USA alone.

Zemiva is our lead molecular imaging radiopharmaceutical product candidate under development for the diagnosis of cardiac ischemia, or insufficient blood flow to the heart muscle or heart attack (heart muscle death). The initial target market for Zemiva is for the diagnosis of cardiac ischemia or heart attack in the emergency department setting in chest pain patients who have an uncertain diagnosis after initial evaluation. The ability to more rapidly and accurately detect cardiac ischemia will lead to improved patient outcomes by allowing more timely intervention. The ability to rule out cardiac ischemia allows doctors to send patients home safely thereby reducing unnecessary admissions and the associated costs. Zemiva imaging can be adopted on a widespread basis since every accredited hospital in the USA has nuclear medicine imaging capabilities. Additional patient populations who would benefit from Zemiva include: those with end-stage renal disease, acute decompensated heart failure, diabetes, and microvascular atherosclerosis in women.

Zemiva Mechanism of Action

The heavy work load of the heart requires large amounts of energy to function properly. The heart obtains the majority of its energy by burning fatty acids as its major fuel. In order to metabolize fatty acids efficiently, the heart must have a sufficient supply of oxygen. If the oxygen supply is limited, the heart shifts from the metabolism of fatty acids to the metabolism of carbohydrates. In this way the cells of the heart maintain viability by burning a fuel that requires less oxygen.

The role of cardiac metabolic imaging for the visualization of cardiac ischemia can be explained in simple terms as a see-saw: on one side, is fatty acid metabolism and on the other side, carbohydrate metabolism. Fatty acids are the dominant fuel used by the heart when oxygen is in healthy or sufficient supply. When oxygen supply is insufficient, as in the case of cardiac ischemia, the see-saw tips in favor of carbohydrate metabolism, a fuel that can be metabolized in the presence of much lower levels of oxygen. Unlike a conventional see-saw that easily pivots back and forth, cardiac metabolism is different. Cardiac ischemia creates a rapid swing away from fatty acid metabolism over to carbohydrate metabolism. But the metabolic see-saw doesn’t rapidly swing back after an ischemic event, even if blood flow is restored or normalized. This prolonged period of reduced fatty acid metabolism has been referred to as “ischemic memory,” an alteration in fatty acid metabolism that can be visualized using Zemiva, hours after an ischemic event has taken place.

Zemiva is an iodine 123-labeled fatty acid analog, delivered by an intravenous injection. Zemiva is retained in heart cells that have a healthy blood supply but not retained in ischemic heart cells. Because of its high uptake and long retention in healthy heart cells, Zemiva provides high quality images of the heart.

Sustained decrease in fatty acid metabolism allows Zemiva to visualize an ischemic event for up to as many as 30 hours after it has occurred. This was demonstrated in our Phase 2a study that was published in the journal Circulation in 2005. Ischemic memory is a unique capability of Zemiva and makes it valuable for imaging in the acute setting, when stress testing cannot be tolerated, and in patients whose symptoms have since subsided.

Zemiva Completed Clinical Trials and Prior Clinical Experience

To date, over 800 subjects have received Zemiva in our five human clinical trials (one Phase 1 and four Phase 2 trials). The most recently completed Phase 2 clinical study (BP-23) suggests that Zemiva, when combined with the standard of care for the diagnostic evaluation of a chest pain patient, significantly improves the detection of cardiac ischemia when compared to the standard of care alone. The improved sensitivity was more than 50% greater than the standard of care alone and was evident even in patients whose chest pain symptoms had subsided up to 30 hours prior to the Zemiva scan. These results were consistent for the subset of patients with acute coronary syndrome (ACS), the most severe form of cardiac ischemia. In both cases, sensitivity and negative predictive value were improved while specificity was maintained. In patients with a negative Zemiva scan, there were no heart attacks or deaths from cardiac causes during the 30-day follow up period.

The BP-23 trial enrolled 510 patients over 14 months at 50 hospitals throughout North America. The primary objective was to evaluate the ability of Zemiva to identify myocardial ischemia in patients presented at the emergency department with suspected ACS. The primary endpoint of the trial was to determine the performance (sensitivity and specificity) of Zemiva and the key secondary endpoint was to determine the clinical benefit of the use of Zemiva as a complement to the current standard of care. The trial met both the primary and key secondary endpoints. Zemiva was well tolerated. There were no serious adverse effects associated with the product and no patients discontinued the product due to adverse events.

These top-line efficacy results are consistent with our previously released Phase 2 clinical data (BP-21) presented at the 2008 American Heart Association Annual Meeting, which showed Zemiva provides incremental clinical value by improving the detection of cardiac ischemia compared to today’s standard of care. Zemiva’s safety profile was also consistent with that seen in earlier clinical trials.

We believe the BP-23 Phase 2 trial provided further evidence that Zemiva may significantly improve the assessment of chest pain patient, allowing for rapid detection of cardiac ischemia and also reducing the large number of unnecessary hospital admissions due to the uncertainties of the current diagnostic standard of care. Based on these results, we plan to move forward with Zemiva’s development, starting with a discussion of this data with the FDA and developing an initial Phase 3 protocol.

Trofex (MIP-1072)

At least 250,000 men in the USA are diagnosed with prostate cancer annually, and it is estimated that the disease will affect one in six men between the ages of 60 and 80, leading to approximately 30,000 deaths per year. The cancer-related mortality from the disease is second only to lung cancer. The global costs associated with prostate cancer are estimated at $15-$20 billion.

The management of the prostate cancer patient is challenging as there are numerous clinical factors and treatment options to consider in deciding on the optimal therapy for a given patient. Since men are living much longer with the disease due to early detection, clinical decision making may have long-term consequences. Accurately defining the extent of disease burden and aggressiveness of the disease at diagnosis are important factors in treatment selection. Hence, the ability to visualize the disease is increasingly important for informing therapeutic selection and treatment planning. New imaging agents that will more accurately detect and stage the disease, as well as monitor response to therapy, will enable improved disease management allowing better patient outcome and quality of life. Current imaging techniques offer some opportunity to visualize the disease in various parts of the body but none provide both highly specific and sensitive detection of metastatic prostate cancer. A sensitive and specific means of imaging tumor burden throughout the body, in both soft tissue and bone, is the goal of Trofex, our lead molecular imaging radiopharmaceutical product candidate under development for the diagnosis and detection of prostate cancer.

Trofex Mechanism of Action

Trofex is an iodine 123-labeled small molecule inhibitor of PSMA, delivered by an intravenous injection, which binds to prostate cancer cells in the body. Trofex accumulates inside the prostate cancer cells and is retained for a prolonged period of time, allowing non-invasive molecular imaging of prostate cancer. The ability to specifically visualize prostate cancer using sensitive techniques such as nuclear medicine ushers in a new era of prostate cancer care for the patient suffering from this disease.

Trofex Clinical Development Plan

In 2008, we initiated a Phase 1, proof of concept study for Trofex in men with documented prostate cancer and confirmed metastatic disease. We evaluated the ability of two candidate compounds (MIP-1072 and MIP-1095) to visualize the disease and also define the pharmacokinetic profile of each. The data from this study allowed us to select a compound for further clinical development and evaluation. Both of our compounds were uniquely able to detect metastases in both bone and soft tissue within a few hours after injection and visualized tumors that would have been considered clinically “normal” by conventional cross sectional imaging techniques such as MRI or CAT scans. These conventional imaging techniques are known to be insensitive for picking up metastatic spread and lack specificity for disease detection. Based on the ability to more rapidly and clearly image prostate cancer we have moved MIP-1072 forward as our candidate for further clinical development.

Our Molecular Radiotherapeutic Oncology Product Candidates: Azedra, Onalta and Solazed

Azedra (Ultratrace Iobenguane I 131)

Our first radiotherapeutic product candidate, Azedra, is being developed as a treatment for pheochromocytoma in adults and neuroblastoma in children. Pheochromocytomas are rare tumors that are usually found within one or both adrenal glands, but may arise in other areas of the body. Some of these tumors are found to be malignant at the time or immediately after the primary tumor is discovered, others are found to have malignant or recurrent disease at a much later stage. The five-year survival rate has been 40%. For malignant pheochromocytoma, radiation therapy offers short-term symptomatic relief but does not cure the patient. Chemotherapy trials have failed to produce cures or significant remissions.

Neuroblastoma is a neuroendocrine malignancy affecting children. It develops in approximately 1 per 7,000 live births, is the most common extra-cranial solid tumor in children, and is extremely rare beyond childhood. The median age at diagnosis is 22 months and most cases are diagnosed prior to 4 years of age. Neuroblastoma originates in the nervous system. About two-thirds of cases arise in the abdomen (near the adrenal glands). Most patients have metastases at diagnosis, with metastatic sites including lymph nodes, bone, bone marrow, liver, and skin. Treatment of high-risk neuroblastoma includes surgery, chemotherapy, and radiation; however, there are no standard therapies for high-risk patients if they relapse or fail to respond to such treatment.

Azedra is our lead molecular radiotherapeutic product candidate under development for the systemic treatment of metastatic neuroendocrine cancers such as pheochromocytoma and neuroblastoma. Azedra consists of the iobenguane molecule radiolabeled with iodine-131 using our Ultratracetm technology platform. Ultratrace is our proprietary solid-phase chemistry technique that avoids large quantities of cold (non-radioactive) iobenguane being included in the final formulation of the product. The lack of cold iobenguane provides two significant benefits: greater tumor uptake and reduced pharmacological toxicity or side effects, such as hypertension, nausea or vomiting, during the infusion.

Azedra Mechanism of Action

Azedra’s anti-cancer activity is due to its ability to selectively deliver lethal radiation to cancer cells. After an intravenous injection, Azedra circulates throughout the body and selectively localizes in distant metastatic tumors because of its ability to bind to the norepinephrine transporter. The lack of cold contaminants (cold iobenguane) results in enhanced tumor uptake of Azedra. In vivo imaging and therapy studies in rodents confirm that tumor uptake of Azedra is at least twice as high and tumor kill is dramatically enhanced.

Azedra Clinical Development Plan

Pheochromocytoma

Two trials in adult patients have been completed. The first was a Phase 1 study (IB-11) of the pharmacokinetics and safety of Azedra in 11 patients. The aim of this study was to determine the metabolism, excretion, and radiation dosimetry in patients with pheochromocytoma and carcinoid tumors. The data from this study was used to plan the initial therapeutic evaluation of Azedra. The second trial (IB-12), was a Phase 1 study to determine the maximal tolerated dose of Azedra in patients with pheochromocytoma. This study provided data on safety and toxicity of Azedra as well as preliminary data on efficacy. The IB-12 study also informed the dose we would use in our planned pivotal efficacy study. The preliminary results of the IB-12 study were presented at both American Society of Clinical Oncology and Society of Nuclear Medicine meetings in 2008.

We have received a Special Protocol Assessment letter from the FDA regarding the design of a pivotal Phase 2 trial for Azedra. The study (IB-12b) will be a single-arm clinical trial conducted in 58 adults with pheochromocytoma. The primary endpoint of the study will be Azedra’s sustained improvement of severe hypertension. Secondary endpoints will include demonstration of overall anti-tumor response, and the improvement in patients’ daily functioning and performance including improvement in quality of life. We expect this trial to begin at centers in the USA, Canada and Western Europe in late 2009.

Neuroblastoma

We have begun a Phase 2a study (IB-13a) in approximately 21 pediatric patients. This trial is designed to define maximum tolerated dose and provide data on safety and toxicity as well as efficacy. We have begun planning our Phase 2b pivotal efficacy study (IB-21). Endpoints for that study include tumor response, biomarker response, and progression-free survival (PFS). Secondary endpoints are yet to be determined.

Onalta (Yttrium-90 edotreotide)

Carcinoid tumors are neuroendocrine tumors of the gastrointestinal (GI) tract and bronchus. There are about 170,000 people suffering from this condition in the USA. Patients with metastatic disease are at increased risk of severe and debilitating symptoms that greatly diminish their quality of life. Most patients are not diagnosed until the carcinoid syndrome has become life-threatening and/or liver metastases have developed. By then, less than 30% of the patients survive five years. In these cases, surgery is the only treatment that can potentially be a cure. The therapeutic goal for patients who have an endocrine-active tumor that cannot be treated adequately by surgery is decreasing hormone production to control symptoms.

Onalta is our lead radiotherapeutic product candidate under development for the treatment of metastatic carcinoid and pancreatic neuroendocrine tumors in patients whose symptoms are not controlled by conventional therapy. Onalta’s anti-cancer activity is due to its ability to selectively deliver lethal radiation to cancer cells. Onalta is our brand name for yttrium-90 radiolabeled edotreotide, a radiolabeled somatostatin analog that we in-licensed from Novartis.

Onalta Mechanism of Action

Onalta binds selectively to tumor cells that have receptors for the peptide hormone somatostatin on their surface and serves as a carrier for targeted delivery of a lethal dose of radiation to the cancer cells through the radioactive decay of yttrium-90.

Onalta Clinical Development Plan

We acquired Onalta from Novartis which had conducted three Phase 1 and three Phase 2 clinical trials involving more than 300 patients. We will build upon the extensive experience Novartis has had with the drug in order to inform protocol design. Our plan going forward is to complete a Phase 3 clinical trial development program for Europe and initiate a study in the USA, that would validate an imaging surrogate for Onalta to be used for assessing normal organ dosimetry and optimize patient dosing.

Solazed (MIP-1145)

According to the National Cancer Institute, the incidence of malignant melanoma is rising faster than that of any other cancer in the USA. Since chemotherapeutic agents have limited activity in the treatment of metastatic melanoma, patients continue to have a poor prognosis and effective treatment still represents a challenge to oncologists. Response rates with currently available treatments range from 10-25% with a median survival of 8 months. Combination studies also failed to improve survival rates. Thus, the advent of new targeted therapies with specific mechanisms of action may help improve the poor results of current therapeutic regimens.

Solazed is a targeted radiotherapeutic that we intend to develop for the treatment of malignant metastatic melanoma, the most serious type of skin cancer. We in-licensed a family of compounds from Bayer Schering Pharma Aktiengesellschaft, or Schering, including the lead candidate, Solazed. Solazed is a radioiodinated small molecule that targets melanin, a naturally-occurring pigment found in high concentration in about half of all metastatic melanomas.

Solazed Mechanism of Action

Solazed is an iodine-131 labeled small molecule that binds selectively to melanin that is found in high concentration in melanoma cells. Solazed delivers a lethal dose of radiation to the cancer cells through the radioactive decay of iodine-131.

Solazed Development Plan

Solazed has completed preliminary preclinical data which has shown selective targeting to melanin in human models of malignant melanoma with rapid washout from normal organs. In a human melanoma mouse tumor model, Solazed administered in single or multiple dose schedules significantly reduced tumor burden for a prolonged period of time and enhanced survival compared to controls and standard chemotherapy treatment. Solazed also exhibited a favorable toxicity profile in preclinical evaluations. Based on these findings Solazed is being advanced to Phase 1 clinical study to confirm proof of concept in man and to define the pharmacokinetics, normal organ distribution, radiation dosimetry, and urinary excretion.

Our Proprietary Technology Platforms

We have developed platform technologies that allow radiochemistry to be integrated into the medicinal chemistry stage of discovery. As such, compounds can be screened which are chemically or structurally equivalent to the radiolabeled compound. This integration allows both the rapid synthesis and screening of large numbers of compounds, and ensures the radiolabeling platform can be used for manufacturing.

Our core proprietary technologies include Ultratrace technology and SAAC technology. These technologies drive development of our current portfolio and could enable the research and development of future molecular imaging pharmaceuticals and targeted radiotherapeutic candidates. Our core proprietary technologies, applied independently and together, include:

•	Ultratrace Technology. Our Ultratrace technology is a proprietary solid-phase radiolabeling technology that enables the development of ultrapure radiopharmaceuticals which are devoid of unnecessary cold contaminants, thereby enhancing safety, specificity and potency. Cold contaminants are nonradioactive, or unlabeled targeting molecules, which may potentially induce unnecessary side effects and suboptimal efficacy by competing with radiolabeled targeting molecules for binding to limited numbers of receptor target sites.

•	SAAC Technology. The ability to reliably and robustly incorporate medically useful radioactive metals into biologically relevant targeting molecules is critical to the design of successful radiopharmaceuticals for molecular imaging and targeted radiotherapy. Single Amino Acid Chelate, or SAAC, is our unique metal binding chemistry platform technology. It represents a new family of compounds with superior metal binding properties for leading radionuclides used for imaging and therapy, namely technetium-99m, rhenium-186 and rhenium-188. This technology incorporates a metal binding, or chelating, group that can rapidly and efficiently bind to technetium or rhenium for diagnostic and therapeutic applications and an amino acid portion that allows it to be incorporated into any peptide sequence through the use of conventional peptide chemistry.

•	SAACQ Technology. Two widely employed techniques for visualizing specific biological processes are fluorescence microscopy and radioisotope imaging. Different from current technologies, our new fluorescence-based technology called SAACQ enables the visualization of radiopharmaceuticals interacting with cellular structures. This advanced technology promises to accelerate the development of targeted radiotherapeutics and molecular imaging pharmaceuticals by allowing live cell activity to be viewed by fluorescent microscopy.

•	Nanotrace Discovery. Our Nanotrace Discovery targeting platform technology allows for the rapid creation and screening of new leads for molecular targeting of disease. We believe that we can utilize this technology to create libraries of radiolabeled compounds in a relatively short period of time. Nanotrace Discovery is applicable to major disease categories such as cardiovascular disease, oncology and neurology.

Sales, Marketing and Manufacturing

Our initial marketing for Zemiva is expected to focus on large hospitals with over 200 beds that have nuclear medicine capabilities available 24 hours a day. There are approximately 1,800 hospitals in the USA with emergency departments and over 200 beds. Of these, 80% have nuclear medicine capabilities available 24 hours a day. Thus, our target is to focus on approximately 1,400 hospitals that tend to be clustered in concentrated areas of large populations. Approximately 76% of emergency department visits occur at hospitals with over 200 beds. Our initial marketing for Azedra and Onalta is expected to focus on large cancer centers specializing in the diagnosis and treatment of neuroendocrine tumors with an established capability to administer targeted radiotherapy. There are approximately 25 such centers in the USA. Our initial marketing efforts for Solazed will focus on those specialty cancer centers with an established capability to administer targeted radiotherapy. The marketing of Trofex will be based on the initial indication, such as for detection of metastatic prostate cancer in patients who have biochemical failure or are suspected of relapse post prostatectectomy.

Azedra clinical trial supply is currently manufactured by MDS Nordion at their facility located in Kanata, Canada.

Zemiva is currently manufactured at a commercial manufacturing facility owned by MDS Nordion located in Vancouver, Canada through a contractual commercial manufacturing agreement. We believe that the MDS Nordion facility is sufficient to produce Zemiva required for use through launch. We anticipate that the manufacture of the other products in our development pipeline could be outsourced to experienced cGMP-compliant medical manufacturing companies.

In October 2007, we purchased a domestic radiopharmaceutical manufacturing facility in Denton, TX which we intend to utilize for the manufacture of our molecular imaging and targeted radiotherapeutic product candidates in tandem with external sources for our commercial production needs.

Competition

We are aiming to compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new product candidates to compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do.

If Azedra or Onalta are approved, their competition could be the current standard of care, and companies that are engaged in the development and commercialization of targeted radiotherapeutics and non-radioactive therapeutics for treatment of neuroendocrine cancers.

If Zemiva is approved, its competition in the emergency department setting could be the current standard of care in the assessment of chest pain patients who present themselves to emergency departments. This standard involves several diagnostic products and procedures, in some cases involving the use of perfusion imaging agents, which in the aggregate may require several hours or days of hospitalization to reach an ultimate diagnosis.

Currently there is no successful treatment for relapsed metastatic melanoma. If Solazed is approved, competition could be the current standard of care, and companies that are engaged in the development and commercialization of targeted radiotherapeutics and non-radioactive therapeutics for treatment of neuroendocrine cancers.

If Trofex is approved, its competition could be the current standard of care in the assessment of metastatic prostate cancer. This standard involves several diagnostic products and radiographic procedures which have limited sensitivity and specificity. A competitive product to Trofex is Prostascinttm which is approved for the detection of metastatic prostate cancer on relapsed or high-risk prostate cancer patients. A Prostascint scan requires several days to complete, has marginal sensitivity and bone metastases are not well delineated with this scan.

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

As of December 31, 2008, we had 12 issued U.S. Patents, 17 U.S. Pending Patent Applications, 28 Granted Foreign Patents, and 43 Pending Foreign Patent Applications, that have been nationalized in various countries. Additionally, we have obtained licenses from third parties for the patent rights to U.S. and foreign patents and patent applications to make, use, sell and import certain proprietary technologies and compounds. Patent rights for in-licensed technologies are not included in the above totals. While our patents and patent applications may be important for certain aspects of our business, such as those related to specific product candidates such as BMIPP derivatives whose patents and applications expire between 2016 and 2023, we believe that our success also depends upon innovation, technical expertise, and responsiveness to the medical needs of an aging patient population. While our patented technology may delay or deter a competitor in offering a competing product, we believe our technical capability could allow us to obtain limited market exclusivity in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and abroad through similar legislation.

The original patent protecting the composition of BMIPP expired in 2003. However, we believe that Zemiva, or I-123-BMIPP, is a new chemical entity in the United States and Europe and, therefore, could be eligible for market exclusivity under the FDCA as amended by the Hatch-Waxman Act. We are also pursuing three additional patent families (in the United States and internationally) to provide up to 18 years of new patent-based exclusivity for certain aspects of BMIPP and BMIPP-derivative compositions and their uses, with the patent and patent applications expiring generally in 2023.

The Hatch-Waxman Act provides a five-year period of non-patent marketing exclusivity to the first applicant to gain approval of a New Drug Application, or NDA, for a new chemical entity. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active agent. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug, where the applicant does not own or have a legal right of reference to all the data required for approval. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA, but the applicant could be required to conduct its own adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplements to existing NDAs if new clinical investigations are essential to the approval of the applications, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent.

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

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know with certainty whether any of our patent applications or those patent applications that we license could result in the issuance of any new patents. Our issued patents and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products, or could affect the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us and, to the extent they seek to protect these technologies through patents and such technologies are determined to contain valid and enforceable claims, they could achieve a legal determination that our products or technologies are infringing these third-party patents. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our products can be commercialized, any related patent may expire, or that such patent may remain in force for only a short period following commercialization of a product candidate, thereby reducing any advantage of the patent with respect to that product candidate. While patent term restoration is available under the Hatch-Waxman Act and similar laws, we cannot predict whether such patent term restoration could be granted to us or to any particular patent covering such product candidate.

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

We currently use Molecular Insighttm, and the Molecular Insight Pharmaceuticalstm (logo) as trademarks in the United States and other countries. We have sought trademark registration for the Molecular Insight Pharmaceuticalstm logo, Azedratm, Ultratracetm, Nanotracetm, Zemivatm, SAACtm, SAACQtm, Onaltatm, Solazedtm, and Trofextm, in the United States and in countries outside the United States. We have sought trademark registration for Molecular Insighttm, Rintaratm, Unectratm, and Velepintm in the United States. We cannot guarantee any of these marks will be approved in the United States or in foreign jurisdictions. However, we have secured registration for AZEDRA® (Japan), MOLECULAR INSIGHT® (USA), MOLECULAR INSIGHT PHARMACEUTICALS® (logo; European Union), SOLAZED® (European Union), ONALTA® (European Union), SAAC® (European Union), SAACQ® (European Union), TROFEX® (Japan) and ZEMIVA® (European Union). In addition, we have obtained rights to the following Internet domain names: www.molecularinsight.com, www.zemiva.com, www.zemiva.org, www.zemiva.net, www.velepin.com, www.velepin.org, www.velepin.net, www.ultratrace.org, www.ultratrace.net, www.azedra.com, www.azedra.net, www.solazed.com, www.solazed.org, www.solazed.net, www.cardiodine.com, www.cardiodine.net, www.cardiodine.org, www.myrofex.biz, www.myrofex.com, www.myrofex.net, www.myrofex.org, www.onalta.com, www.onalta.net, www.onalta.org, www.rintara.com, www.trofex.com, www.trofex.net, www.trofex.org, www.xersen.com, www.xersen.net and www.xersen.org.

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

Preclinical Phase

The preclinical phase involves the characterization, product formulation and animal testing necessary to prepare an IND for submission to the FDA. The IND must be reviewed and authorized by the FDA before the drug can be tested in humans. Once a new pharmaceutical agent has been identified and selected for further development, preclinical testing is conducted to confirm pharmacological activity, to generate safety data, to evaluate prototype dosage forms for appropriate release and activity characteristics, and to confirm the integrity and quality of the material to be used in clinical trials. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Data from the preclinical investigations and detailed information on proposed clinical investigations are compiled in an IND submission and submitted to the FDA before human clinical trials may begin. If the FDA does not formally communicate an objection to the IND within 30 days, the specific clinical trials outlined in the IND may go forward.

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

Phase 3 clinical trials are performed after preliminary evidence suggesting effectiveness has been obtained and safety, tolerability, and appropriate dosing have been established. Phase 3 clinical trials are intended to gather additional data needed to evaluate the overall benefit-risk relationship of the drug and to provide adequate instructions for its use. Phase 3 trials usually include several hundred to several thousand subjects.

Throughout the clinical testing phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, increasingly large-scale production protocols and written standard operating procedures must be developed for each aspect of commercial manufacturing and testing.

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

Fast Track Development

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

Section 505(b)(2) Applications

If a proposed drug product represents only a limited change from a product that has already been approved by the FDA, yet differs in more ways than those permitted under the ANDA requirements, then the applicant may be able to submit a type of NDA referred to as a 505(b)(2) application. This route of approval is potentially applicable to the development of Azedra, which has previously been approved as an imaging agent for pheochromocytoma and neuroblastoma, each a specific type of neuroendocrine tumor. In effect, a 505(b)(2) applicant is permitted to rely on information in the scientific literature, or previous safety and efficacy determinations by the FDA, rather than submitting the full complement of clinical or other data that could otherwise be required for NDA approval. However, the 505(b)(2) sponsor must provide any additional clinical or other data needed to supplement and/or establish the relevance and applicability of prior findings for the new product formulation.

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

Other Regulation in the United States

Healthcare Reimbursement

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This can create price sensitivity among potential customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers.

Environmental Regulation

We are also subject to various environmental laws and regulations both within and outside the United States. Like many other pharmaceutical and medical device companies, our operations involve the use of substances, including hazardous wastes, which are regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flow. These laws and regulations are all subject to change, however, and we cannot predict what impact, if any, such changes might have on our business, financial condition, results of operations and cash flows.

Our research is also dependent on our maintenance of a Radioactive Materials license from the Massachusetts Department of Public Health and the State of Texas which allows us to acquire, use and store quantities of radioactive isotopes that are critical for the manufacture and testing of research products.

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

Employees

As of December 31, 2008, we had eighty-one full-time employees, thirty-nine of whom have M.D.s, Ph.D.s or other advanced degrees. Sixty of our employees are engaged in research and development, clinical development and regulatory affairs and quality assurance of our product candidates. Twenty-one of our employees are classified in general and administrative, which includes operations, finance, accounting, human resources, external communications, facilities management and general administration.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidates, Zemiva, Trofex, Azedra, Onalta and Solazed, and we may not be able to successfully commercialize these potential products.

We have incurred and will continue to incur significant costs relating to the development and marketing of our lead product candidates, Zemiva, Trofex, Azedra, Onalta and Solazed. We have not obtained approval to market these potential products in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize these products successfully. If we fail to successfully commercialize these products, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, results of operations and cash flows will be adversely affected.

We have also begun to focus our research efforts toward identifying and developing product candidates in addition to Zemiva, Trofex, Azedra, Onalta and Solazed. We do not know whether our planned preclinical development or clinical trials for these other product candidates will begin on time or be completed on schedule, if at all. In addition, we do not know whether any of our clinical trials will result in marketable products. We do not anticipate that any additional product candidates will reach the market for at least several years, if at all.

If we fail to obtain U.S. regulatory approval of Zemiva, Trofex, Azedra, Onalta or Solazed, or any of our other current or future product candidates, we will be unable to commercialize these potential products in the United States.

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

There can be no assurance that our current or future product candidates will be approved by the FDA or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for future product candidates or that FDA review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product candidates. Further, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

Failure to enroll patients in our clinical trials may cause delays in developing Zemiva, Trofex, Azedra, Onalta or Solazed or any of our other current or future product candidates.

We may encounter delays in the development and commercialization, or fail to obtain marketing approval, of Zemiva, Trofex, Azedra, Onalta or Solazed or any other future product candidate if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the severity of illness of the population, the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial and competing clinical trials. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Significant delays in clinical testing could materially increase our product development costs. We have spent all of the net proceeds raised in our initial public offering and utilizing the net proceeds from the subsequent sale of Bonds and Warrants in connection with additional clinical trials for Zemiva, Trofex, Azedra, Onalta and Solazed. We do not know whether planned clinical trials could begin on time, or require to be restructured or could be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of these clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion. Significant delays in testing or regulatory approvals for any of our current or future product candidates, including Zemiva, Trofex, Azedra, Onalta and Solazed, could prevent or cause delays in the commercialization of such product candidates, reduce potential revenues from the sale of such product candidates and cause our costs to increase.

Our clinical trials for any of our current or future product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our trials.

We do not know whether our existing or future clinical trials could demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for Zemiva, Trofex, Azedra, Onalta and Solazed and our other product candidates may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our clinical trials. If this occurs, we may not be able to obtain approval for these product candidates or our anticipated time to market these product candidates may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidates. We could only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, or the applicable foreign regulatory agency, that the product candidate is safe and effective.

If approved, the commercialization of our product candidates, including Zemiva, Trofex, Azedra, Onalta and Solazed, may not be profitable due to the need to develop manufacturing, sales, marketing and distribution capabilities, or make arrangements with a third party to perform these functions.

In order for the commercialization of our potential products to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Subject to regulatory approval, we expect to incur significant sales, marketing, distribution and, to the extent we do not outsource manufacturing, manufacturing expenses in connection with the commercialization of Zemiva, Trofex, Azedra, Onalta and Solazed and our other potential products as we do not currently have a dedicated sales force, and we have no experience in the manufacturing, sales, marketing and distribution of pharmaceutical products. In order to commercialize Zemiva, Trofex, Azedra, Onalta and Solazed or any of our other potential products that we develop, we must develop manufacturing, sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. Developing a sales force is expensive and time-consuming, and we may not be able to develop this capacity. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. Our future profitability will depend on many factors, including, but not limited to:

•	the costs and timing of developing and operating a commercial scale manufacturing facility or the costs of outsourcing the manufacturing of Zemiva, Trofex, Azedra, Onalta and Solazed;

•	receipt of FDA approval of Zemiva, Trofex, Azedra, Onalta, Solazed and our other product candidates, as applicable;

•	the terms of any marketing restrictions or post-marketing commitments imposed as a condition of approval by the FDA or foreign regulatory authorities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Even if we receive regulatory approval for Zemiva, Trofex, Azedra, Onalta, Solazed or any of our other product candidates, we may never receive significant revenues from any of them. To the extent that we are not successful in commercializing our potential products, we will incur significant additional losses and the price of our common stock could be negatively affected.

We do not have patent rights to the composition of Zemiva, and if we cannot gain and exploit a period of marketing exclusivity under the Food, Drug & Cosmetic Act, as amended, we may not be able to successfully commercialize Zemiva or our other product candidates.

We do not have patent rights to the composition of Zemiva. The original patent protecting BMIPP, the underlying active molecule in Zemiva, expired in 2003. We believe that Zemiva is a new chemical entity in the United States and could be eligible for market exclusivity under the Food, Drug & Cosmetic Act, or FDCA, as amended by the Hatch-Waxman Act of 1984. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active agent. Under sections 505(c)(3)(D)(ii) and 505(j)(5)(D)(ii) of the FDCA, as amended by the Hatch-Waxman Act of 1984, a new chemical entity that is granted regulatory approvals may, in the absence of patent protections, be eligible for five years of marketing exclusivity in the United States following regulatory approval. This marketing exclusivity could protect us from any other applicant utilizing the materials in support of our new drug application, or NDA, during the exclusivity period. However, there is no assurance that Zemiva could be considered a new chemical entity for these purposes or be entitled to the period of marketing exclusivity. If we are not able to gain or exploit the period of marketing exclusivity, we may not be able to successfully commercialize Zemiva or may face significant competitive threats to such commercialization from other manufacturers, including the manufacturers of generic alternatives. Further, even if Zemiva is considered a new chemical entity and we are able to gain five years of marketing exclusivity, another company could also gain such marketing exclusivity under the provisions of the FDCA, as amended by the Hatch-Waxman Act if such company can complete a full NDA with a complete human clinical trial process and obtain regulatory approval of its product.

Our proprietary rights may not adequately protect our intellectual property and product candidates and if we cannot obtain adequate protection of our intellectual property and product candidates, we may not be able to successfully market our product candidates.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product candidates. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply. Our lead cardiovascular molecular imaging candidate, Zemiva, is not covered by patent rights. We hold the patent rights to our second generation cardiac candidate, a derivative of Zemiva. Because Zemiva itself is not patented, we depend on obtaining the five year period of marketing exclusivity under the FDCA for Zemiva as a new chemical entity. Failure to obtain this marketing exclusivity right could permit competitors to gain access to the market for Zemiva.

While we have obtained enforceable patents covering our oncology product candidate Trofex, our neurology product candidate and our Ultratrace radiolabeling technology platform, some of our patent rights for these compounds and technologies are still pending patent applications. We cannot guarantee these patent applications will issue as patents. The patent positions of life sciences companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general patent environment outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technology. Additionally, life science companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or product candidates that produce commercially viable products, or that are themselves patentable.

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

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. In particular, we rely on trade secrets to protect certain manufacturing aspects of our compound Zemiva. Trade secrets, however, are difficult to protect. While we believe that we use reasonable efforts to protect our trade secrets, our own or our strategic partners’ employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. These agreements may be breached, and we may not have adequate remedies for a breach. In addition, we cannot ensure that those agreements could provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure.

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product candidates, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

Our ability to commercialize our product candidates will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business.

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

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug designation does not shorten the development or regulatory review time of a drug, but does provide limited advantages in the regulatory review and approval process. The company that obtains the first FDA approval for a designated Orphan Drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Moreover, even if we obtain Orphan Drug exclusivity for one or more indications, our exclusivity may be lost if the FDA later determines that the request for designation was materially defective, or if we are unable to assure sufficient commercial quantity of the drug. Orphan Drug exclusivity for Azedra and Onalta also could not prevent a competitor from obtaining approval of a different drug to treat the same Orphan Drug indications.

If our product candidates, including Zemiva, Trofex, Azedra, Onalta and Solazed, do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenue, if any.

The products that we develop may not achieve market acceptance among physicians, patients, third-party payers and others in the medical community. If we receive the regulatory approvals necessary for commercialization, the degree of market acceptance could depend upon a number of factors, including:

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

The market may not accept Zemiva, Trofex, Azedra, Onalta or Solazed based on any number of the above factors. If Zemiva is approved, its primary competition in the emergency department setting could be the then current standard of care, which involves several diagnostic products, and its primary competition in the non-acute setting could be existing perfusion agents such as Cardiolite and Myoview. If Trofex is approved, its primary competition could be the current standard of care in the assessment of metastatic prostate cancer. As of the time that Azedra, Onalta and Solazed are approved, there may be other therapies available which directly compete for the same indications. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

We have no commercial manufacturing facility currently in production for Zemiva, Trofex, Azedra, Onalta, Solazed or any of our other product candidates and have no experience in manufacturing products for commercial purposes and the failure to find manufacturing partners or create a functioning manufacturing facility ourselves could have an adverse impact on our ability to grow our business.

We currently have no active commercial manufacturing facility in production for Zemiva, Trofex, Azedra, Onalta, Solazed or our other product candidates. In October 2007, we purchased a domestic radiopharmaceutical manufacturing facility which we intend to utilize for the manufacture of our molecular imaging and targeted radiotherapeutic product candidates in tandem with external sources for our commercial production needs, however, such facility is not operational yet.

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

Zemiva is BMIPP that has been radiolabeled with I-123. We are currently aware of only one commercial provider of BMIPP, TCI America, in Portland, Oregon. There is no assurance that we will be able to obtain sufficient amounts of BMIPP from this provider to produce adequate quantities of Zemiva. If this provider is unable to meet our demand, we could be required to find alternative sources of BMIPP, including producing BMIPP ourselves or contracting with third parties to produce BMIPP. We are not aware of any proprietary or technical reasons prohibiting the manufacture of BMIPP by us or a third party. However finding an alternative source for Zemiva could likely result in unforeseen costs and delays to the commercialization of Zemiva.

We have contracted with a Canadian company, MDS Nordion, to radiolabel BMIPP and manufacture and supply Zemiva for our clinical trials and commercial production. In addition, we used a portion of the proceeds from our initial public offering to assist in the funding of the manufacture of Zemiva, Trofex, Azedra, Onalta and Solazed and our other product candidates.

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

Azedra has completed a Phase 1 clinical trial and Trofex, and other product candidates are in preclinical or discovery stages. We have no commercial cGMP manufacturing capability for these candidates, and currently no third-party manufacturer for them. As such, we may not be able to obtain sufficient quantities of these product candidates as we develop our pre-clinical or clinical programs for these compounds. We will need to enter into additional manufacturing arrangements for the manufacturing needs for all other product candidates. We have not yet determined if we will construct our own manufacturing facility for these product candidates. While we have signed a proposal agreement with MDS Nordion for the commercial manufacture and supply of Azedra, we cannot guarantee that MDS Nordion will be contracted to fulfill this role, or if another manufacturer will be sought. We cannot guarantee that a suitable manufacturer for these product candidates will be found, or that we will be able to secure manufacturing agreements on acceptable terms with any of these manufacturers. We also cannot guarantee that such manufacturer will be able to supply sufficient quantities of our product candidates, or that they will meet the requirements for clinical testing and cGMP manufacturing.

If we fail to attract and retain senior management, consultants, advisors and scientific and technical personnel, our product development and commercialization efforts could be impaired.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly John Babich, our Chief Executive Officer, President and Chief Scientific Officer. Although we have entered into employment agreements with other members of our current senior management, there is no assurance that they will remain in our employ for the entire term of such employment agreements. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results, cash flows and financial condition. We maintain key man life insurance on John Babich.

We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

In addition, we may need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which could adversely affect the development of our product candidates and commercialization of our potential products and growth of our business.

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

We may need to raise additional funds in order to finance the anticipated commercialization of our product candidates by incurring indebtedness, through collaboration and licensing arrangements, or by issuing securities which may cause dilution to existing stockholders or require us to relinquish rights to our technologies and our product candidates.

Developing our product candidates, conducting clinical trials, establishing manufacturing facilities and developing marketing and distribution capabilities is expensive. We may need to finance future cash needs through additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. In addition, due to current adverse general market conditions, financing may not be available on commercially acceptable terms, or at all.

We have a history of losses and expect to continue to incur losses and may not achieve or maintain profitability.

We have incurred net losses every year since our inception in 1997 and have generated no revenue during the development stage from product sales or licenses to date. As of December 31, 2008, we had a deficit accumulated during the development stage of approximately $226.4 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

We currently have no significant source of revenue and may never become profitable.

To date, we have not generated any revenue for product sales and we do not know when or if any of our product candidates will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to successfully complete clinical trials for Zemiva, Trofex, Azedra, Onalta and Solazed and obtain regulatory approval to commercialize these potential products. Even then, we will need to establish and maintain sales, marketing, distribution and to the extent we do not outsource manufacturing, manufacturing capabilities. We plan to rely on one or more strategic collaborators to help generate revenues in markets outside of the United States, and we cannot be sure that our collaborators, if any, will be successful. Our ability to generate revenue could also be impacted by certain challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

•	execute our business model;

•	create brand recognition;

•	enter into a strategic collaboration or partnership;

•	manage growth in our operations;

•	create a customer base cost-effectively;

•	retain customers;

•	access additional capital when required; and

•	attract and retain key personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we are unable to generate significant revenue, we may not become profitable, and we may be unable to continue our operations. Even if we are able to commercialize Zemiva, Trofex, Azedra, Onalta and Solazed, we may not achieve profitability for at least several years, if at all, after generating material revenue.

We license patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed.

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained the nonexclusive rights from Novartis Pharma AG, or Novartis, for certain radiolabeled somatostatin analogs and the exclusive rights to the particular somatostatin analog compound edotreotide, along with know-how related to the manufacture and use of this compound. We may enter into additional licensing agreements to license third-party intellectual property in the future. Our success could depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue with respect to these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we could. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Under the license agreement with Novartis Pharma AG, Novartis has retained an option to reacquire rights in the compound if annual sales exceed a certain threshold level. If Novartis does exercise this call back option, we will be required to sell to Novartis the rights in the compound which may have a negative affect on our operating results.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls and attestations of the effectiveness of new internal controls by our independent auditors. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

In addition, our Bonds contain a covenant requirement that we obtain a statement from our auditors that the Company is in compliance at December 31, 2008 with the requirements of the Sarbanes-Oxley Act regarding the Company’s system of internal control over financial reporting. Failure to be in compliance will result in a default under the Bond Indenture. We can not provide assurances that we will receive a statement that we are in compliance with the Sarbanes-Oxley Act from our independent auditors, or that we will receive a waiver of the default from out Bondholders.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, Zemiva will compete in the emergency department setting with the current standard of care in the assessment of chest pain patients who present themselves to emergency departments. This standard involves several diagnostic products and procedures, in some cases involving the use of perfusion imaging agents, which in the aggregate may require several hours or days of hospitalization to reach an ultimate diagnosis. If approved, Zemiva’s primary competition in the non-acute setting will be perfusion imaging agents such as Cardiolite produced by Bristol-Myers Squibb Medical Imaging, Myoview produced by GE Healthcare, and generic thallium, the primary U.S. supplier being Tyco Healthcare/Mallinckrodt. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of Zemiva or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations and cash flows.

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

Our research and development activities involve the use of hazardous materials, including chemicals and biological and radioactive materials. Injury or contamination from these materials may occur and we could be held liable for any damages, which could exceed our available financial resources. This liability could materially adversely affect our business, financial condition, results of operations and cash flows.

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition, results of operations and cash flows.

If we fail to comply with extensive regulations enforced by the FDA and other agencies with respect to pharmaceutical products, the commercialization of our product candidates could be prevented, delayed or halted.

Research, preclinical development, clinical trials, manufacturing and marketing of our product candidates are subject to extensive regulation by various government authorities. We have not received marketing approval for Zemiva, Trofex, Azedra, Onalta, Solazed or our other product candidates. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

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

Regulatory authorities also could require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our product candidates. Congress or the FDA in specific situations can modify the regulatory process. If approved, any of our product candidates’ subsequent failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

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

In addition to seeking approval from the FDA for Zemiva, Trofex, Azedra, Onalta and Solazed in the United States, we intend to seek the governmental approval required to market Zemiva, Trofex, Azedra, Onalta and Solazed and our other potential products in European Union countries such as the United Kingdom, France, Germany, Belgium, Holland and Italy through third-parties. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products that have not yet been cleared for domestic commercial distribution, such products may be subject to FDA export restrictions. Marketing of our potential products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

Market acceptance of our potential products could be limited if users are unable to obtain adequate reimbursement from third-party payers.

Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like our product candidates, and our commercial success could depend in part on these third-party payers agreeing to reimburse patients for the costs of our potential products. Even if we succeed in bringing any of our product candidates to market, we cannot assure you that third-party payers will consider our potential products cost effective or provide reimbursement in whole or in part for their use.

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

If third-party payers do not approve our product candidates for reimbursement or fail to reimburse for them adequately, sales could suffer as some physicians or their patients could opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payers make reimbursement available, these payers’ reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our potential products on a profitable basis.

The trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, legislation and regulations affecting the pricing of our product candidates may change in ways adverse to us before or after the FDA or other regulatory agencies approve any of our product candidates for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business, financial condition, results of operations and cash flows.

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

In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we could obtain and maintain such insurance on acceptable terms or that we could secure increased coverage if the commercialization of our potential products progresses, or that future claims against us could be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have could offset any future claims. We currently maintain product liability insurance of $10 million per occurrence and in the aggregate for clinical trial related occurrences only. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure, although we expect to increase this coverage as our business activities and associated risks grow. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results from and any delays in the clinical trials programs;

•	failure or delays in entering additional product candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays in establishing new strategic relationships;

•	delays in the development of our product candidates and commercialization of our potential products;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions, including recent adverse changes in the global financial markets;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our product candidates or products;

•	market acceptance of our products;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates or products; and

•	additions or departures of key personnel.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had outstanding 25,118,490 shares of common stock as of March 5, 2009. The shares that were sold in our IPO may be resold in the public market freely. On May 9, 2008, we registered 4,030,543 shares of common stock on a registration statement on Form S-3 with the SEC. These shares may be sold into the public market in the near future. Currently 6,515,883 shares of our common stock are restricted as a result of securities laws. Sales of these restricted shares by “affiliates” and sales of these restricted shares by non-“affiliates” who have held such shares for less than one year are subject to meeting certain requirements of Rule 144 of the Securities Act.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules are creating uncertainty for public companies. As a result of these new rules, we could incur additional costs associated with our public company reporting requirements. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and this could make it difficult for us to attract and retain qualified persons to serve on our board of directors.

We are constantly evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Several institutions have large investments in our common stock, bonds and warrants. One, or a combination of, these institutions may be able to exert substantial influence over our management and board of directors and, through them, affect our corporate policies and management’s decisions. Their interests may conflict with your interests as an investor in our common stock.

Several institutions have made large investments in our common stock, bonds and/or warrants. As a result, these institutions, operating singly or together, may be able to exert substantial influence over our management and board of directors and, as a result, affect our corporate policies and management’s decisions relating to key corporate actions. These institutions may also from time to time acquire and hold interests in businesses that compete directly or indirectly with us, or independently pursue acquisition opportunities that could otherwise be complementary to our business. In addition, the Company’s directors may authorize transactions, such as acquisitions, that involve risks to the interests of our Bondholders and common stockholders. These institutions’ interests may not be aligned, and may conflict, with your interests as an investor in our common stock, bonds, or warrants.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our capital stock for the foreseeable future. In addition, the terms of existing or any future debt facilities may preclude us from paying dividends on our stock. As a result, capital appreciation, if any, of our common stock could be your sole source of gain for the foreseeable future.

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

On November 16, 2007, we sold $150,000,000 in senior secured floating rate Bonds due 2012 and Warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share. This level of indebtedness could have important consequences to us, including:

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

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our current debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or any redemption of our outstanding bonds which may be required. In the absence of such resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. Restrictive covenants in the indenture governing our bonds in many ways restricts our ability to take these actions, and even if we could take such actions, we cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing could be available on acceptable terms, if at all.

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

A failure to comply with these restrictions and covenants could result in a default under our bonds. This could cause any or all of our bonds to become immediately due and payable under acceleration and cross-acceleration or cross-default provisions in the debt agreements. If our debt were to be accelerated, we cannot assure you that we could repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

The variable interest rate on our bonds creates significant risk. If economic circumstances drive up interest rates, we may have insufficient cash resources to redeem the bonds

Our indebtedness bears interest at variable rates, and therefore, if interest rates increase, our debt service requirements will increase. We are exposed to interest rate changes in three month LIBOR rate that is the base rate of our outstanding Bonds which are due 2012, which could affect operating results as well as our financial position and cash flows. Based on the terms of the Bonds, which provide for the LIBOR plus eight percent determined on a quarterly basis, the initial quarterly interest rate was 12.88%. The rate for the quarterly period beginning February 1, 2009 is 9.17%.

Although we have not at the present time employed derivative financial instruments to limit the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by the variable portion of bond interest rate. Derivative financial instruments could be executed solely as a risk management tool and not for trading or speculative purposes. We may employ derivative contracts in the future which may not qualify for hedge accounting treatment under SFAS No. 133, which may result in volatility to earnings depending upon fluctuations in the underlying market.

Our outstanding Bonds are secured by all of our assets, and a default could result in our debt holders taking title to all of our assets in order to satisfy our obligations to them, which could render our common stock completely valueless.

Our obligations under our existing Bonds are secured by a first priority security interest in all of our assets including our intellectual property. If we are unable to make the payments due on the Bonds, if we default on any of the conditions, restrictions or covenants of the bonds, or if we become insolvent, the holders of the Bonds have a right to foreclose on, take possession of and liquidate all of our assets. Such a default and the related foreclosure and liquidation could irreparably harm our financial condition and our ability to operate, which could likely result in the complete failure of our business and could render our common stock valueless.

Risks Related to General Economic Conditions

General economic conditions, including concerns regarding the current global recession and credit constraints may negatively impact our business, results of operations, and financial condition.

As widely reported, financial markets in the United States, Canada, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, declining valuations of certain investments, severely diminished liquidity and credit availability, the failure or sale of various financial institutions and an unprecedented level of government intervention. Many economists have concluded that the United States economy, and the global economy, are in a recession and have predicted that the current recession may last at least throughout much of 2009. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. As a development stage company, such a protracted downturn may hurt our business in a number of ways, including the impact on our key suppliers, limiting their ability to deliver timely goods and services needed in the development and testing of our product candidates, as well as the impact on our ability to access capital and credit markets and on our ability to manage our cash balance. While we are unable to predict the likely duration and severity of the adverse conditions in the United States and other countries, any of the circumstances mentioned above could adversely affect our business, financial condition, operating results and cash flow or cash position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our principal executive and administrative offices are comprised of two leased facilities located in Cambridge, Massachusetts. We believe that our current facilities will meet our anticipated needs for the remainder of the lease terms. The following summarizes the principal terms of our leases:

(1) On April 8, 2008, we entered into a lease agreement for the lease of approximately 15,555 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease is from July 1, 2008 to June 30, 2011. The monthly base rent for the first two years of the lease is $45,369 and for the last year of the lease is $46,665. The Company has an option to extend the term for a two-year period from July 1, 2011 to June 30, 2013. The prior lease agreement covering the same location, originally entered into as of June 19, 2003 and as subsequently amended, terminated on June 30, 2008.

(2) On April 25, 2008, we entered into a lease agreement for the lease of approximately 19,750 square feet of office space located in Cambridge, Massachusetts. The term of the lease is from April 25, 2008 to March 31, 2010. The monthly base rent from April 25, 2008 to March 31, 2009 is $55,308 and from April 1, 2009 to March 31, 2010 is $56,959. The Company has an option to extend the term twice and each extension is for a period of six months.

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

During the three-month period ended December 31, 2008, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock began trading on the NASDAQ Global Market under the symbol “MIPI” on February 2, 2007. The following sets forth, for the fiscal periods ended December 31, 2008 and 2007, respectively the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market:

	2008
	High	Low

First Quarter (January 1 through March 31)	$9.38	$6.38
Second Quarter (April 1 through June 30)	8.70	5.30
Third Quarter (July 1 through September 30)	8.90	4.61
Fourth Quarter (October 1 through December 31)	7.95	2.11

	2007
	High	Low

First Quarter (February 2 through March 31)	$15.80	$11.88
Second Quarter (April 1 through June 30)	14.37	9.30
Third Quarter (July 1 through September 30)	9.68	6.03
Fourth Quarter (October 1 through December 31)	9.63	5.66

Number of Stockholders

As of March 5, 2009, there were approximately 114 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on the terms of our Bond Indenture, our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our outstanding securities and securities available for future issuance under our equity compensation plans as of December 31, 2008 (our last completed fiscal year end).

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities Reflected
	Warrants, and Rights		Warrants, and Rights	in Column [a])
Plan Category	[a]		[b]	[c]

Equity compensation plans approved by stockholders	3,288,820	(1)	$5.96	1,381,147
Equity compensation plans not approved by stockholders	240,000	(2)	$7.91	—

Total	3,528,820			1,381,147

(1)	Includes options issued under the 1997 Stock Option Plan, which terminated on January 9, 2007, and the Amended and Restated 2006 Equity Incentive Plan, which was approved by the stockholders on August 31, 2006, and which has allowed award grants since the effective date of the Company’s initial public offering.

(2)	Relates to warrants for the purchase of common stock issued to consultants on September 16, 2008 in payment for their services. The warrants expire five years after issuance date.

Recent Sales of Unregistered Securities

Except for the issuance of the Senior Secured Floating Rate Bonds due 2012 and Warrants to purchase 6,021,247 shares of our common stock at an exercise price of $5.87 per share as disclosed in our filings with the SEC in 2007, we did not issue any other securities that were not registered under the Securities Act during the fiscal year ended December 31, 2007.

As disclosed in our quarterly report of Form 10-Q filed with the SEC on November 14, 2008, we issued a warrant to purchase 240,000 shares of our common stock at an exercise price of $7.91 per share. The warrant has a term of five years and is exercisable at any time on or after September 16, 2008. The warrant was issued in payment for consulting services. We did not receive any cash proceeds from the issuance of the warrant. We did not issue any other securities that were not registered under the Securities Act during the fiscal year December 31, 2008.

Use of Proceeds

On February 1, 2007, our initial public offering of 5,000,000 shares of common stock registered on the registration statement of Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. The offering closed on February 7, 2007. The underwriters of the offering were RBC Capital Markets Corporation, Jefferies & Company, Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co., Inc. All 5,000,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $14.00. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million.

As of June 30, 2008 we had no funds remaining from our February 1, 2007 initial public offering of 5,000,000 shares of common stock. We used the net proceeds to fund clinical trials and research and development activities for our new product candidates, and general corporate purposes, including capital expenditures and working capital, which is consistent with our planned use of the proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Stock Performance Graph

The following graph compares the cumulative total return, assuming the investment of $100 on February 1, 2007, the date on which our initial public offering was declared effective (our common stock began trading on the NASDAQ Global Market on February 2, 2007), on an investment in each of our common stock, on the NASDAQ Index and on the S&P Biotechnology Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

		Quarter Ended
	Base	Indexed Returns
	Period
Company/Index	2/1/07	3/31/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Molecular Insight Pharmaceuticals, Inc.	100	84.26	66.95	48.16	64.26	47.98	39.11	54.51	30.52

Nasdaq Index	100	98.33	105.74	109.66	107.75	92.05	92.61	84.49	63.70

S&P Biotechnology Index	100	90.02	95.97	103.28	93.55	98.45	102.14	106.37	103.42

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this filing.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands except per share amounts)

Consolidated Statements of Operations Data:
Revenue-research and development grants	$569	$1,232	$325	$731	$475
Operating expenses:
Research and development	5,381	8,855	16,635	40,490	38,653
General and administrative	3,520	11,025	10,211	17,915	23,739

Total operating expenses	8,901	19,880	26,846	58,405	62,392

Loss from operations	(8,332)	(18,648)	(26,521)	(57,675)	(61,917)

Interest income	20	488	469	2,572	3,583
Interest expense	(3)	(141)	(1,214)	(4,723)	(23,070)
Change in fair value of bond derivative	—	—	—	—	150

Total other (expense) income, net	17	347	(745)	(2,151)	(19,337)

Net loss	(8,315)	(18,301)	(27,266)	(59,825)	(81,254)
Redeemable convertible preferred stock dividends and accretion of issuance costs	(1,312)	(4,046)	(4,958)	(1,368)	—

Net loss attributable to common stockholders	$(9,628)	$(22,347)	$(32,224)	$(61,193)	$(81,254)

Basic and diluted net loss per share attributable to common stockholders	$(2.55)	$(5.30)	$(7.18)	$(2.65)	$(3.25)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	3,773	4,213	4,490	23,054	24,975
Cash Dividends Paid per Common Share	$—	$—	$—	$—	$—

	As of December 31,
	2004	2005	2006	2007	2008
			(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$846	$5,811	$8,916	$62,115	$25,495
Working capital (deficit)(1)	(2,566)	12,977	598	105,996	89,605
Total assets(1)	1,573	19,654	12,934	176,702	119,177
Long term obligations, net of current portion(1)	113	3,429	16,382	133,132	155,384
Redeemable convertible preferred stock(1)	15,538	45,236	48,090	—	—
Total stockholders’(deficit) equity	(17,831)	(35,135)	(61,864)	28,556	(47,820)

(1)	The significant increase in cash and cash equivalents, working capital (deficit), total assets and long term obligations and decrease in redeemable convertible preferred stock from December 31, 2006 to December 31, 2007 is a result of proceeds received from our November 2007 sale of senior secured floating rate bonds and the Company’s initial public offering in February 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When you read this section of this Form 10-K, it is important that you also read the financial statements and related notes included elsewhere in this Form 10-K. This section of this annual report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “should,” “could,” and similar expressions to identify forward- looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in the “Risk Factors” section of this Form 10-K.

Financial Operations Overview

Revenue — Research and Development Grants.  Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near future. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government appropriation and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $924,338 remaining portion of grants that we had been awarded as of December 31, 2008. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.

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

For the periods indicated, research and development expenses for our programs in the development of Azedra, Zemiva, Onalta, Solazed, Trofex and other general R&D programs were as follows (in thousands):

	For Years Ending December 31,
Program	2006	2007	2008

Azedra and Ultratrace platform	$3,958	$6,968	$8,538
Zemiva	5,625	12,312	11,003
Onalta	—	4,946	2,047
Solazed	—	2,019	1,137
Trofex	160	1,252	1,680
Other platform and general R&D	6,892	12,993	14,248

Total	$16,635	$40,490	$38,653

We in-licensed Onalta and Solazed in November 2006 and January 2007, respectively. R&D development activities began on these two products in 2007.

We do not know if we will be successful in developing our drug candidates. While we expect that expenses associated with the completion of our current clinical programs could be substantial, we believe that such expenses are not reasonably certain. The timing and amount of these expenses could depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:

•	the number of clinical sites included in the trial;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials; and

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and expenses related to filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time.

Beyond our lead drug candidates, we anticipate that we could select drug candidates and research projects for further development on an ongoing basis in response to the preclinical and clinical success, as well as the commercial potential of such drug candidates.

General and Administrative Expense.  General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other costs include facility costs not otherwise included in research and development expense, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

Stock-Based Compensation Expense.  Operating expenses include stock-based compensation expense. Stock-based compensation expense results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. We account for employee stock-based awards under SFAS No. 123(R), Share-Based Payment. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and nonemployees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant.

Other (Expense) Income, Net.  Other (expense) income, net includes interest income, interest expense and the change in fair value of the bond derivative. Interest income consists of interest earned on our cash, cash equivalents and investments. Interest expense consists of interest incurred on debt instruments. Interest expense in 2008 is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the bondholders in lieu of cash interest payments, the amortization of Bond financing expenses and discount.

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

Accrued Expenses.  As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for such services as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include: professional service fees, such as legal and accounting fees; contract service fees, such as fees paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials; fees paid to contract manufacturers in conjunction with the production of clinical materials; and employee bonuses. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period could be too low or too high. Determining the date on which certain services commence, the level of services performed on or before a given date and the cost of such services often involves judgment. We make these judgments in accordance with GAAP based upon the facts and circumstances known to us.

We attempt to mitigate the risk of inaccurate estimates, in part, by communicating with our service providers when other evidence of costs incurred is unavailable.

Stock-Based Compensation.  We issue stock awards such as options and restricted stock to employees, members of our Board of Directors and consultants for incentive purposes and in lieu of cash consideration for services received. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we used the intrinsic value method of accounting for awards to employees and members of our Board of Directors. The measurement and recognition of compensation expense for all share based awards made to employees under the Company’s Equity Incentive Plans are based on estimated grant date fair values. Compensation costs are recognized over the requisite service period using the straight-line attribution method. The estimated fair value of the stock options granted is estimated using the Black-Scholes valuation model. The use of the Black-Scholes option-pricing model requires us to make assumptions with respect to the expected life of the option, the expected volatility of the common stock consistent with the expected life of the option, risk free interest rates and expected dividend yields of our common stock. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense.

All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 (R) and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments

That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock-based compensation computed on awards to nonemployees is recognized over the period of expected service by the nonemployees (which is generally the vesting period). As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments are recognized in the consolidated statements of operations in the periods of re-measurement. Ultimately, the final compensation charge for each option grant to nonemployees is unknown until the performance of services is completed. We account for transactions in which services are received in exchange for equity instruments based either on the fair value of such services received from nonemployees or of the equity instruments issued, whichever is more reliably measured. The two factors which most effect charges or credits to operations related to stock-based compensation for nonemployee awards are the fair value of the common stock underlying stock options for which such stock-based compensation is recorded and the volatility of such fair value.

Valuation of Bonds, Warrants and Derivative Financial Instruments

Floating Rate Bonds and Embedded Derivative.  Our senior secured floating rate Bonds issued in November 2007 constitute a hybrid instrument that includes a debt host contract containing an embedded derivative feature (a contingent mandatory repayment provision) that requires bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). We valued the derivative financial instrument and will remeasure it at each reporting period. The initial fair value of the embedded derivative was approximately $200,000 on the date of the issuance of the bonds and did not change materially at December 31, 2007. Based on our periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, we have determined a remaining fair value of $50,000 at December 31, 2008, The embedded derivative is classified in accrued expense in the consolidated balance sheets. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). For the year ended December 31, 2008, we recognized a $150,000 gain related to the decrease in fair value of the embedded derivative. The carrying value of the debt is being accreted to its face value of $150 million over its five year term using the effective interest method. Accrued payment in-kind interest is also included in the carrying value of the Bond.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue — Research and Development Grants.  Revenue decreased by $256,000, or 35%, to $475,000 for the year ended December 31, 2008 from $731,000 for the year ended December 31, 2007. The Company receives funding under various Research and Development grants and the 2008 decrease from 2007 is primarily attributable to the decreased workload and reimbursable expenses for 2008 grants as well as the timing of grant related activities. The Company has approximately $0.9 million of NIH grants that had been awarded as of December 31, 2008 that will be recognized as revenue as research services are performed.

Research and Development Expense.  Research and development expense decreased $1.8 million, or 4.5%, to $38.7 million for the year ended December 31, 2008 from $40.5 million for the year ended December 31, 2007. Year over year incremental reductions are a result of reduced clinical trial and manufacturing spending for Zemiva ($1.3 million) and reduced license fees for both Onalta ($2.9 million) and Solazed ($1.0 million). Offsetting this spending reduction was increased clinical trial spending for Azedra ($0.7 million) and Trofex ($0.5 million), as well as $2.1 million in additional compensation related expense, including stock compensation. While research and development expenditures are dependent on the timing of regulatory applications and approval, and results of our clinical trials, we do not expect to have significant fluctuations in our spending in 2009 as compared to 2008.

As our product candidates advance to late stage clinical trials, we anticipate incurring increased costs as expanded, larger-scale studies of patients with the target disease or disorder are conducted to obtain more definitive statistical evidence of efficacy and safety of the proposed product and dosing regimen. Such costs include, but are not limited to, fees from professional service firms to help support the clinical program by performing independent clinical monitoring, data acquisition and data evaluation, costs of expanding our research, development and clinical personnel which depends largely on the progression of the trials and costs associated with production and distribution of clinical trial materials. We may incur additional costs to pursue the identification and development of other product candidates, which can be funded through our own resources or through strategic collaborations.

General and Administrative Expense.  General and administrative expense increased $5.8 million, or 32%, to $23.7 million for the year ended December 31, 2008 from $17.9 million for the year ended December 31, 2007. The primary increases in 2008 were an increase of $3.2 million in consulting services, including $1.1 million in stock-based compensation cost related to warrants granted for consulting services, increase of $2.4 million for employee related spending which includes severance costs related to terminations, and $0.6 million for accounting fees to support auditing and external reporting to comply with Sarbanes Oxley. Offsetting the increase was a reduction of $0.5 million in legal costs. We anticipate a significant reduction in our general and administrative expenses due to our cost-cutting initiatives implemented in the latter half of 2008.

Other (Expense) Income, Net.  Other expenses, net, increased by $17.2 million to $19.3 million for the year ended December 31, 2008. The increase was primarily due to an increase in interest expense of $18.3 million on the $150.0 million Senior Secured Floating Rate Bonds which were issued in November 2007. The increase in interest expense was offset by a $1.0 million increase in interest income earned on invested funds obtained from the bond proceeds. Interest expense and income in 2008 was incurred and earned, respectively, for the full year as compared to one-and a half (1.5) months in 2007.

Redeemable Convertible Preferred Stock Dividends and Accretion of Issuance Costs.  There was no Redeemable Convertible Preferred Stock during the year ended December 31, 2008 because those securities were converted to common stock on February 1, 2007 in connection with our Initial Public Offering of common stock. Redeemable Convertible Preferred Stock’s first quarter 2007 dividends and accretion of issuance costs were $1.4 million.

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

Other (Expense) Income, Net.  Net other (expense) increased $(1.4) million to $(2.1) million for the year ended December 31, 2007 from net other (expense) of $(745,000) for the year ended December 31, 2006. For the years ended 2007 and 2006, interest income was $2.6 million and $469,000, respectively, and interest expense was $(4.7) million and $(1.2) million, respectively. The increase in interest income of $2.1 million is due to investment earnings on the $143.0 million in net cash proceeds from the November 2007 issuance of Bonds. The increase in interest expense of $(3.6) million over 2006 was primarily due to the non-cash interest expense of $1.1 million resulting from the remaining unamortized discount realized on the convertible notes which were converted to common stock upon the completion of the initial public offering and accrued interest of $2.4 million on the $150.0 million of Bonds sold in November, 2007.

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

Liquidity and Capital Resources

Sale of Bonds and Warrants

On November 16, 2007, the Company sold the Bonds and Warrants for an aggregate total of $150,000,000. Net proceeds to the Company, after expenses, were approximately $143.0 million. We are using the proceeds to fund research and development activities for our product candidates and general corporate purposes, including capital expenditures and working capital.

Initial Public Offering of Common Stock

On February 1, 2007, the Company’s initial public offering of 5,000,000 shares of its common stock registered on the registration statement of Form S-1, as amended (Registration No. 333-129570) was declared effective by the SEC. The initial public offering was at a price of $14.00 per share. Warrants automatically convertible upon the initial public offering were also exercised at this time. Net proceeds to the Company were approximately $62.6 million after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $7.4 million. We have used the proceeds to fund Zemiva and Azedra clinical trials and research and development activities for our pre-clinical new product candidates and general corporate purposes, including capital expenditures and working capital.

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

Liquidity at December 31, 2008

At December 31, 2008, we had $25.5 million in cash and cash equivalents, and $80.3 million of investments mainly in U.S. treasury bills with maturities over 90 days, for a total of $105.8 million available to finance future operations. Our cash and cash equivalents, and investments are held at two financial institutions, of which substantially all amounts were held in one institution.

Since our inception, we have generated significant operating losses in developing our product candidates, accordingly, we have historically used cash to fund our operating activities. For the year ended December 31, 2008, we used approximately $56 million to fund operating losses which includes ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.

Based on our operating plans, including our contractual obligations and considering the financial covenants required under our indenture, we believe that the proceeds from our sale of bonds and warrants, together with our existing cash resources and government grant funding as of December 31, 2008, could be sufficient to finance our planned operations through the end of 2010. However, over the next several years, we could require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Zemiva, Trofex, Azedra, Onalta and Solazed. Our future capital requirements could depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business. The credit crisis in the U.S. may make it more difficult to obtain additional financing as well as adversely impact our ability to invest our excess cash funds. Further, the terms of our indenture include various covenants, including financial covenants that require us to maintain minimum liquidity, limit our maximum capital expenditures, restrict our ability to borrow money and make certain investments, among others. As of December 31, 2008, we were in compliance with the covenants.

Annual Cash Flows

Years Ended December 31, 2008 and 2007

Net cash used in operating activities increased by $11.5 million to $56.4 million for the year ended December 31, 2008 compared to $44.9 million for the year ended December 31, 2007. The increase in cash used in operations was due primarily to timing of payments for R&D program related expenditures and other payables. Net cash provided by investing activities was $19.7 million primarily due to investments liquidated to fund operating activities and purchases of property and equipment. Net cash provided by financing activities related to the exercise of stock options. We do not expect to incur capital expenditure in excess of the limits required under our indenture of $5 million for the year ending December 31, 2009.

Years Ended December 31, 2007 and 2006

Net cash used in operating activities increased by $22.8 million to $44.9 million for the year ended December 31, 2007 compared to $22.1 million for the year ended December 31, 2006. The increase in cash used was due primarily to an increase in the net loss of $32.5 million, of which R&D program related expenditures accounted for $23.9 million of the increase in net loss. Net cash used by investing activities increased by $117.3 million to $105.4 million for the year ended December 31, 2007 compared to $11.9 million in 2006. The primary reason for the decrease was due to the purchase of U.S. Treasury notes. Net cash provided by financing activities increased by $190.2 million to $203.5 million for the year ended December 31, 2007 compared to $13.3 million used in 2006. The increase for year ended December 31, 2007 was primarily due to the sale of common stock at the initial public offering and the issuance of bonds payable.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2008:

	Payments Due by Period
		Within	Over	Over	More Than
Contractual Obligations	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)

Operating leases	$2,368	$1,266	$1,096	$6	$—
Licensing, clinical, development and manufacturing obligations(1)	8,517	8,052	205	195	90
Severance	1,152	976	176	—	—
Bonds payable(2)	150,000	—	—	150,000	—
Estimated interest on bonds payable(3)	102,600	—	27,200	75,400	—

Total contractual obligations	$264,637	$10,294	$28,677	$225,601	$90

(1)	We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. Under those licenses, we are obligated to pay to the third parties, royalties and potential future milestone payments of up to approximately $18.9 million as part of our licensing agreements. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2008, such contingencies have not been recorded in our financial statements or included in the Contractual Obligations table above.

(2)	See Note 8 “Debt” to the Consolidated Financial Statements.

(3)	Assumes PIK interest for the first three years and cash interest thereafter using an estimated interest rate of approximately 11%.

Operating Leases

Our principal executive and administrative offices are comprised of two leased facilities located in Cambridge, Massachusetts. We believe that our current facilities will meet our anticipated needs for the remainder of the lease terms. The following summarizes the principal terms of our leases:

(1) On April 8, 2008, we entered into a lease agreement for the lease of approximately 15,555 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease is from July 1, 2008 to June 30, 2011. The monthly base rent for the first two years of the lease is $45,369 and for the last year of the lease is $46,665. The Company has an option to extend the term for a two-year period from July 1, 2011 to June 30, 2013. The prior lease agreement covering the same location, originally entered into as of June 19, 2003 and as subsequently amended, terminated on June 30, 2008.

(2) On April 25, 2008, we entered into a lease agreement for the lease of approximately 19,750 square feet of office space located in Cambridge, Massachusetts. The term of the lease is from April 25, 2008 to March 31, 2010. The monthly base rent from April 25, 2008 to March 31, 2009 is $55,308 and from April 1, 2009 to March 31, 2010 is $56,959. The Company has an option to extend the term twice and each extension is for a period of six months.

Capital Leases

As of December 31, 2008, we had no capital leases.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements.

Funding Requirements

We expect to devote substantial resources to further our commercialization efforts. Our future funding requirements and our ability to raise additional capital could depend on factors that include:

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company implemented SFAS 157, Fair Value Measurements, relative to its financial assets and liabilities and nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements at least annually. However, pursuant to FSAB Staff Position FAS 157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 relative to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until its fiscal year beginning January 1, 2009. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. The implementation of this standard on January 1, 2009 did not have a material effect on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The Company does not expect that the adoption of FAS 161 will have a significant impact on the Company’s financial statements.

FSP No. FAS 133-1 and FIN 45-4 — Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, was issued in December 2008. This FSP is effective for all public entities’ financial statements issued for fiscal years and interim periods ending after December 15, 2008. The FSP sets out required disclosure principles and specific new disclosure requirements. The disclosure principles are intended to encourage preparers to provide information that is useful to financial statement users and not limit disclosures to those specifically required by the FSP. The FSP permits disclosures to be aggregated if separately reporting those disclosures would not provide more useful information to financial statement users. The FSP emphasizes that companies should provide useful information and avoid insignificant detail that would overburden financial statement users and possibly obscure important information. For Statement 140 and Interpretation 46(R) disclosures that were not previously required before the initial adoption, the public entity is not required but encouraged to provide comparative information. The adoption of this FSP did not have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The interest rate at December 31, 2008 was 11.19%. A one percent (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.7 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind (“PIK”) interest at December 31, 2008. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could affect operating results as well as our financial position and cash flows.

Although we have not at the present time employed derivative financial instruments to limit the impact on cash flows of the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by this exposure. Derivative financial instruments will be executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under SFAS No. 133, which may result in volatility to earnings depending upon fluctuations in the underlying markets.

We principally invest our cash in money market instruments and securities issued by the US government and its agencies. These investments are subject to interest rate risk and could decline in value if interest rates fluctuate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements required by this item are located beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our consolidated financial statements for the year ended December 31, 2008, included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Molecular Insight Pharmaceuticals, Inc.
Cambridge, Massachusetts

We have audited the internal control over financial reporting of Molecular Insight Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 13, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in response to this item is hereby incorporated by reference to the information under the caption “DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” presented in our definitive proxy statement to be filed with the Securities and Exchange Commission and used in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company’s shareholders are strongly advised to read the proxy statement and the accompanying WHITE proxy card when they become available, as they will contain important information.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

By:	/s/ John W. Babich, Ph.D.
John W. Babich, Ph.D.
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Donald E. Wallroth
Donald E. Wallroth
Chief Financial Officer
(principal financial officer)

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated:

Signature		Title	Date

By:	/s/ John W. Babich, Ph.D. John W. Babich, Ph.D.	Director; President and Chief Executive Officer (principal executive officer)	March 13, 2009

By:	/s/ Paul A. Looney Paul A. Looney	Chief Operating Officer	March 13, 2009

By:	/s/ Donald E. Wallroth Donald E. Wallroth	Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2009

By:	/s/ Anthony Martin, Ph.D. Anthony Martin, Ph.D.	Director; Chairman of the Board of Directors	March 13, 2009

By:	/s/ David Epstein David Epstein	Director	March 13, 2009

By:	/s/ Daniel Frank Daniel Frank	Director	March 13, 2009

By:	/s/ Scott Gottlieb, M.D. Scott Gottlieb, M.D.	Director	March 13, 2009

By:	/s/ Yvonne Greenstreet, M.D. Yvonne Greenstreet, M.D.	Director	March 13, 2009

Signature		Title	Date

By:	/s/ Joseph Limber Joseph Limber	Director	March 13, 2009

By:	/s/ Lionel Sterling Lionel Sterling	Director	March 13, 2009

By:	/s/ David M. Stack David M. Stack	Director	March 13, 2009

By:	/s/ Harry Stylli, Ph.D. Harry Stylli, Ph.D.	Director	March 13, 2009

MOLECULAR INSIGHT PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Molecular Insight Pharmaceuticals, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Molecular Insight Pharmaceuticals, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008 and for the period from January 10, 1997 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Molecular Insight Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, and for the period from January 10, 1997 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 13, 2009

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$62,115,257	$25,494,834
Investments	57,087,609	74,180,919
Accounts receivable	324,328	124,760
Prepaid expenses and other current assets	1,481,561	1,417,496

Total current assets	121,008,755	101,218,009
Property and equipment — net	4,732,689	5,452,180
Debt issuance costs — net	7,167,701	5,896,952
Restricted cash	—	500,000
Investments	43,792,728	6,109,814

Total assets	$176,701,873	$119,176,955

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,701,988	$784,419
Accrued expenses	11,131,078	10,452,419
Accounts payable and accrued expenses — related parties	1,180,055	351,581
Deferred revenue	—	25,000

Total current liabilities	15,013,121	11,613,419
Bonds payable — net of discount	133,132,390	154,931,479
Asset retirement obligation	—	276,693
Other long term liabilities	—	175,790
Commitments and contingencies (Note 12) Stockholders’ equity (deficit):
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2007 and 2008; issued and outstanding, and 24,953,146 and 25,069,406 shares at December 31, 2007 and 2008, respectively	249,530	250,694
Additional paid-in capital	173,578,150	177,878,193
Deferred stock-based compensation	(164,225)	—
Accumulated other comprehensive income	46,122	457,834
Deficit accumulated during the development stage	(145,153,215)	(226,407,147)

Total stockholders’ equity (deficit)	28,556,362	(47,820,426)

Total liabilities and stockholders’ equity (deficit)	$176,701,873	$119,176,955

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				January 10, 1997
				(Date of Inception)
	Year Ended December 31,			through December 31,
	2006	2007	2008	2008

Revenue — research and development grants	$325,068	$730,672	$474,559	$5,620,824
Operating expenses:
Research and development	16,635,206	40,490,409	38,653,211	123,572,743
Research and development — related parties	—	—	—	855,402
General and administrative	8,619,662	14,815,829	20,916,939	66,976,958
General and administrative — related parties	1,591,502	3,099,039	2,821,678	9,060,710
Amortization of licensed patent rights	—	—	—	9,767,130

Total operating expenses	26,846,370	58,405,277	62,391,828	210,232,943

Loss from operations	(26,521,302)	(57,674,605)	(61,917,269)	(204,612,119)
Other (expense) income:
Interest income	468,882	2,572,103	3,583,174	7,307,317
Interest expense	(1,213,798)	(4,722,679)	(23,069,837)	(29,195,145)
Interest expense — related parties	—	—	—	(57,200)
Change in fair value of bond derivative	—	—	150,000	150,000

Total other (expense) income — net	(744,916)	(2,150,576)	(19,336,663)	(21,795,028)

Net loss	(27,266,218)	(59,825,181)	(81,253,932)	(226,407,147)

Redeemable convertible preferred stock dividends and accretion of issuance costs	(4,957,900)	(1,368,037)	—	(12,297,601)

Net loss attributable to common stockholders	$(32,224,118)	$(61,193,218)	$(81,253,932)	$(238,704,748)

Basic and diluted net loss per share attributable to common stockholders	$(7.18)	$(2.65)	$(3.25)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	4,489,661	23,053,719	24,974,704

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY

	Redeemable		Stockholders’ Deficit
	Convertible										Deficit
	Preferred Stock,		Common Stock					Note	Deferred	Accumulated	Accumulated	Total
	$0.01 Par Value		$0.01 Par Value		Additional	Treasury Stock		Receivable	Stock-	Other	During the	Stockholders’
	Number of	Carrying	Number of	Par	Paid-In	Number of		from	Based	Comprehensive	Development	Equity
	Shares	Value	Shares	Value	Capital	Shares	Cost	Stockholder	Compensation	Loss	Stage	(Deficit)

Inception of company, January 10, 1997
Issuance of common stock in 1997	—	—	499,467	$4,995	$553,259	—	$—	$—	$(546,000)	$—	$—	$12,254
Issuance of common stock for services in 1997	—	—	307,800	3,078	1,688,372	—	—	—	(1,673,200)	—	—	18,250
Issuance of common stock in 1998	—	—	132,115	1,321	1,286,800	—	—	—	—	—	—	1,288,121
Issuance of common stock in 1999	—	—	108,333	1,083	1,623,917	—	—	—	—	—	—	1,625,000
Repurchase of common stock in 1999	—	—	—	—	—	(210,000)	(50,400)	—	—	—	—	(50,400)
Issuance of common stock and warrants, net of $663,406 of issuance costs in 2000	—	—	376,367	3,764	5,249,330	—	—	—	—	—	—	5,253,094
Issuance of common stock for services in 2000	—	—	850	8	12,742	—	—	—	—	—	—	12,750
Purchase of Zebra Pharmaceuticals in 2000	—	—	349,526	3,495	9,959,120	—	—	—	—	—	—	9,962,615
Retirement of Treasury Stock in 2000	—	—	(35,000)	(350)	(50,050)	210,000	50,400	—	—	—	—	—
Issuance of common stock in 2002	—	—	1,676,283	16,763	(16,763)	—	—	—	—	—	—	—
Warrants issued in connection with notes payable to stockholders in 2002	—	—	—	—	2,200	—	—	—	—	—	—	2,200
Issuance of Series A redeemable convertible preferred stock, net of $259,843 of issuance costs in 2003	94,697	5,555,610	—	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock as stock-based compensation in 2003	6,476	349,704	—	—	—	—	—	—	—	—	—	—
Conversion of accounts payable, accrued expenses, and notes into Series A redeemable convertible preferred stock in 2003	19,144	1,033,871	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends in 2003	—	560,926	—	—	(560,926)	—	—	—	—	—	—	(560,926)
Accretion of issuance costs in 2003	—	51,969	—	—	(51,969)	—	—	—	—	—	—	(51,969)
Issuance of restricted common stock in 2003	—	—	547,500	5,475	323,025	—	—	(295,650)	—	—	—	32,850
Issuance of common stock upon exercise of stock options in 2004 and 2005	—	—	455,501	4,555	265,895	—	—	—	—	—	—	270,450
Issuance of common stock upon exercise of warrant in 2004	—	—	33,951	340	54,660	—	—	—	—	—	—	55,000
Issuance of Series B redeemable convertible preferred stock and common stock warrants, net of $198,514 of issuance costs in 2004	52,670	6,542,786	—	—	211,000	—	—	—	—	—	—	211,000
Conversion of accounts payable into Series B redeemable convertible preferred stock in 2004	993	131,076	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends in 2004 and 2005	—	3,433,740	—	—	(3,433,740)	—	—	—	—	—	—	(3,433,740)
Accretion of issuance costs and warrants in 2004 and 2005	—	665,482	—	—	(665,482)	—	—	—	—	—	—	(665,482)
Stock-based compensation from inception to December 31, 2005	—	—	—	—	7,177,297	—	—	—	899,230	—	—	8,076,527
Collection of not receivable from stockholder in 2005	—	—	—	—	—	—	—	295,650	—	—	—	295,650
Issuance of Series C redeemable convertible preferred stock, net of $1,106,800 of issuance costs in 2005	141,590	27,470,581	—	—	24,000	—	—	—	—	—	—	24,000
Series B warrant modification in 2005	—	(560,000)	—	—	560,000	—	—	—	—	—	—	560,000
Unrealized holding loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(10,351)	—	(10,351)
Net loss from inception to December 31, 2005	—	—	—	—	—	—	—	—	—	—	(58,061,816)	(58,061,816)

Balance, December 31, 2005	315,570	45,235,745	4,452,693	44,527	24,212,687	—	—	—	(1,319,970)	(10,351)	(58,061,816)	(35,134,923)

(continued)

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Redeemable		Stockholders’ Deficit
	Convertible								Deficit
	Preferred Stock,		Common Stock			Note	Deferred	Accumulated	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Receivable	Stock-	Other	During the	Total	Total
	Number of	Carrying	Number of	Par	Paid-In	from	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholder	Compensation	Loss	Stage	(Deficit) Equity	Loss

Balance, January 1, 2006	315,570	45,235,745	4,452,693	44,527	24,212,687		(1,319,970)	(10,351)	(58,061,816)	(35,134,923)
Adoption of SFAS 123(R)	—	—	—	—	(798,146)	—	798,146	—	—	—
Exercise of Common Stock Options	—	—	184,800	1,848	126,272	—	—	—	—	128,120
Warrants issued in conjunction with convertible notes payable	—	—	—	—	954,758	—	—	—	—	954,758
Preferred stock dividends	—	2,540,010	—	—	(2,540,010)	—	—	—	—	(2,540,010)
Accretion of issuance costs	—	314,186	—	—	(314,186)	—	—	—	—	(314,186)
Stock-based compensation for nonemployee awards	—	—	—	—	1,023,079	—	—	—	—	1,023,079
Stock-based compensation for employee awards	—	—	—	—	733,539	—	—	—	—	733,539
Warrants issued in connection with Ritchie notes payable	—	—	—	—	201,606	—	—	—	—	201,606
Amortization of deferred stock-based compensation	—	—	—	—	—	—	169,600	—	—	169,600
Unrealized holding gain on available-for-sale investments	—	—	—	—	—	—	—	9,831	—	9,831	$9,831
Beneficial conversion in connection with convertible notes payable	—	—	—	—	171,000	—	—	—	—	171,000
Net loss	—	—	—	—	—	—	—	—	(27,266,218)	(27,266,218)	(27,266,218)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(27,256,387)

Balance, December 31, 2006	315,570	48,089,941	4,637,493	46,375	23,770,599	—	(352,224)	(520)	(85,328,034)	(61,863,804)
Issuance of common stock on initial public offering, net of issuance costs of $7,405,060	—	—	5,000,000	50,000	62,544,940	—	—	—	—	62,594,940
Issuance of common stock on exercise of warrants	—	—	444,981	4,449	1,388,001	—	—	—	—	1,392,450
Preferred stock dividends and accretion of issuance costs	—	1,368,037	—	—	(1,368,037)	—	—	—	—	(1,368,037)
Issuance of common stock on conversion of preferred stock	(315,570)	(49,457,978)	12,566,608	125,666	49,332,312	—	—	—	—	49,457,978
Issuance of common stock on conversion of convertible debt	—	—	2,029,233	20,290	15,894,180	—	—	—	—	15,914,470
Issuance of common stock on exercise of options	—	—	274,831	2,750	425,138	—	—	—	—	427,888
Deferred stock-based compensation	—	—	—	—	—	—	187,999	—	—	187,999
Stock-based compensation for non-employees awards	—	—	—	—	175,154	—	—	—	—	175,154
Stock-based compensation for employee awards	—	—	—	—	1,874,863	—	—	—	—	1,874,863
Warrants issued in connection with Bond financing	—	—	—	—	19,541,000	—	—	—	—	19,541,000
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	—	46,642	—	46,642	$46,642
Net loss	—	—	—	—	—	—	—	—	(59,825,181)	(59,825,181)	(59,825,181)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(59,778,539)

(continued)

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Redeemable		Stockholders’ Deficit
	Convertible								Deficit
	Preferred Stock,		Common Stock			Note	Deferred	Accumulated	Accumulated
	$0.01 Par Value		$0.01 Par Value		Additional	Receivable	Stock-	Other	During the	Total	Total
	Number of	Carrying	Number of	Par	Paid-In	from	Based	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholder	Compensation	Loss	Stage	(Deficit) Equity	Loss

Balance at December 31, 2007	—	—	24,953,146	249,530	173,578,150	—	(164,225)	46,122	(145,153,215)	28,556,362
Issuance of common stock on exercise of options	—	—	116,260	1,164	401,539	—	—	—	—	402,703
Issuance of common stock warrant for services provided	—	—	—	—	1,127,920	—	—	—	—	1,127,920
Amortization of deferred stock-based compensation	—	—	—	—	—	—	164,225	—	—	164,225
Stock-based compensation for non-employee awards	—	—	—	—	191,660	—	—	—	—	191,660
Stock-based compensation for employee awards	—	—	—	—	2,578,924	—	—	—	—	2,578,924
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	419,790	—	419,790	$419,790
Currency translation adjustment	—	—	—	—	—	—	—	(8,078)	—	(8,078)	(8,078)
Net loss	—	—	—	—	—	—	—	—	(81,253,932)	(81,253,932)	(81,253,932)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(80,842,220)

Balance at December 31, 2008	—	$—	25,069,406	$250,694	$177,878,193	$—	$—	$457,834	$(226,407,147)	$(47,820,426)

See notes to consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 10, 1997
				(Date of Inception)
	Year Ended December 31,			December 31,
	2006	2007	2008	2008

Cash flows from operating activities:
Net loss	$(27,266,218)	$(59,825,181)	$(81,253,932)	$(226,407,147)
Adjustments to reconcile net loss to cash used in operating activities, net of acquisition:
Noncash interest expense and accretion	854,439	4,097,688	23,079,796	28,084,437
Depreciation and amortization	307,030	721,887	902,593	12,606,605
Stock-based compensation expense	1,926,218	2,238,016	4,062,729	16,694,450
Deferred rent	(45,139)	(22,568)	—	(157,987)
Change in fair value of bond derivative	—	—	(150,000)	(150,000)
Other	—	—	—	4,787
Changes in assets and liabilities, net of the acquisition of Zebra Pharmaceuticals, Inc.
Accounts receivable	202,669	(196,404)	199,568	(62,613)
Prepaid expenses and other current assets	(1,095,546)	996,631	401,561	181,968
Accounts payable	(741,194)	1,202,157	(1,936,344)	19,837
Accrued expenses and other	3,827,259	5,419,022	(852,636)	10,388,244
Accounts payable and accrued expenses-related parties	(64,091)	495,812	(828,474)	458,248
Other assets	—	7,291	—	7,291

Net cash used in operating activities	(22,094,573)	(44,865,649)	(56,375,139)	(158,331,880)

Cash flows from investing activities:
Purchase of investments	—	(140,810,528)	(47,590,606)	(202,974,299)
Proceeds from matured investments	12,572,645	39,976,834	68,900,000	123,449,479
Purchase of property and equipment	(716,605)	(4,905,234)	(1,111,807)	(7,737,094)
Loss on disposal of assets	—	337,441	—	337,441
Restricted cash	—	—	(500,000)	(500,000)
Collection of advance and note receivable stockholder	—	—	—	135,500
Net cash received on acquisition of Zebra Pharmaceuticals, Inc.	—	—	—	171,560

Net cash provided by (used in) investing activities	11,856,040	(105,401,487)	19,697,587	(87,117,413)

Cash flows from financing activities:
Offering costs	(387,148)	—	—	(387,148)
Advances received for stock subscription — net	—	—	—	5,314,619
Proceeds from issuance of notes payable — net of issuance costs	15,490,428	—	—	20,482,928
Proceeds from issuance of bonds and warrants — net of issuance costs of $7,321,670	—	142,678,330	—	142,678,330
Proceeds from issuance of notes payable to stockholders and issuance of warrants	—	—	—	1,645,000
Payment on notes payable	(1,887,550)	(3,627,072)	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred stock — net of issuance costs	—	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred stock — net of issuance costs	—	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred stock — net of issuance costs	—	—	—	26,419,581
Payments on capital lease obligations	—	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	128,120	1,820,338	65,207	2,339,115
Proceeds from sale of common stock and warrants, net of issuance costs	—	62,594,940	—	70,763,155
Proceeds from sale of restricted stock	—	—	—	32,850
Repurchase of common stock	—	—	—	(50,400)
Repayment of loan payable	—	—	—	(20,000)
Repayment of installment note payable	—	—	—	(10,804)

Net cash provided by financing activities	13,343,850	203,466,536	65,207	270,952,205

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(8,078)	(8,078)

Net increase (decrease) in cash and cash equivalents	3,105,317	53,199,400	(36,620,423)	25,494,834
Cash and cash equivalents — beginning of period	5,810,540	8,915,857	62,115,257	—

Cash and cash equivalents — end of period	$8,915,857	$62,115,257	$25,494,834	$25,494,834

Supplemental disclosures of cash flows information:
Cash paid for interest	$250,572	$211,353	$—	$588,249
Noncash investing and financing activities:
Notes payable to stockholders including accrued interest of $55,000 converted into Series A redeemable convertible preferred stock	—	—	—	605,000
Accrued expenses and accounts payable converted into redeemable convertible preferred stock	—	—	—	210,243
Leasehold improvements paid by landlord		—	—	203,127
Issuance of notes payable for prepaid insurance and conversion of accrued expenses	—	—	—	341,986
Payable for purchases of property and equipment	—	—	243,542	243,542
Capitalized initial fair value of asset retirement obligation	—	—	266,735	266,735
Receivable for exercise of stock options	—	—	337,496	337,496

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

Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, development stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, maintaining compliance with the Bond Indenture’s covenants, and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, and its ability to reach commercial production of its product candidates.

Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At December 31, 2008, the Company had an accumulated deficit of $226.4 million, and stockholders’ deficit of $47.8 million. The Company incurred net losses attributable to common stockholders of approximately $32.2 million, $61.2 million and $81.3 million during the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, the Company had $25.5 million of cash and cash equivalents and $80.3 million of investments (mostly treasury bills with purchased maturities over 90 days), and working capital of approximately $89.6 million.

The Company has funded its operations through December 31, 2008 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, and convertible notes and other notes payable. Based on the Company’s operating plans, including contractual obligations, Company management believes that existing cash and investments as of December 31, 2008, will be sufficient to finance planned operations through the end of 2010. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Azedra, Onalta and Zemiva. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity or from new borrowings. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, namely Molecular Insight Limited, based in the United Kingdom, Molecular Insight Pharmaceuticals GmbH, based in Germany, and Biostream Therapeutics, Inc. (“BTI”) from

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of acquisition, February 29, 2000, and its subsidiary, ATP Therapeutics, Inc. (“ATP”), from the date of its incorporation on March 4, 1999 through its dissolution on October 26, 2005. Intercompany accounts and transactions for all subsidiaries have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and use assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates reflected in these financial statements include the estimated fair values of the Company’s common stock warrants, certain accruals and reserves, stock-based compensation and the valuation allowance recognized on the deferred tax assets.

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

Cash Equivalents and Investments — Cash equivalents were mainly invested in U.S. Treasury bills and money market accounts with purchased maturities less than 90 days. The Company’s investments were mainly held in U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ equity (deficit). Investments classified as short-term have maturities of less than one year. Investments classified as long-term have maturities of 1 to 2 years and it is

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s intent to hold such investments beyond one year, although these funds are available for use and therefore classified as available-for-sale. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.

The amortized cost, gross unrealized gains and loses, and fair value of investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value

December 31, 2008
Short-term	$73,468,987	$711,932	$—	$74,180,919
Long-term	$6,055,834	$53,980	$—	$6,109,814
December 31, 2007
Short-term	$57,086,064	$30,519	$28,974	$57,087,609
Long-term	$43,744,145	$49,031	$448	$43,792,728

No gross realized gains or losses were recognized in Other Income or Expense for the years ended December 31, 2008 and 2007.

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated lives of the related assets or over the term of the lease (for leasehold improvements and leased equipment), if shorter as follows: lab and other equipment — 3 years; furniture and fixtures — 5 years; leasehold improvements — life of lease. On October 1, 2007, the Company completed the purchase of a commercial-scale radiopharmaceutical manufacturing facility located in Denton, Texas for $3.0 million. The plant provides over 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space that will be used to manufacture clinical trial material of its molecular imaging and targeted radiotherapeutic product candidates. In the event that the Company receives regulatory approval of its product candidates, it intends to also produce commercialized inventory for resale at this facility. As of December 31, 2008 the facility was not yet placed in service.

Debt Issuance Costs — Debt issuance costs were incurred in connection with the $150 million November 9, 2007 bond and warrant sale (see Note 8), which are being amortized as a component of interest expense using the effective interest method over the five year term of the bond. Amortization of debt issuance costs included in interest expense for the years ended December 31, 2007 and December 31, 2008 were $153,970 and $1,270,749, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses have been recognized through December 31, 2008.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.

Stock-Based Compensation — In 1997, the Company’s stockholders’ and Board of Directors approved the 1997 Stock Option Plan (the “1997 Plan”). Under the 1997 Plan, the Board of Directors may grant incentive stock options and nonqualified stock options to officers, directors, other key employees of the Company and its subsidiaries, non-employees and consultants. The 1997 Plan permits the Board of Directors to determine the number of options, the exercise price, the vesting schedule and the expiration date of stock options. The 1997 Plan provides that the exercise price of each incentive stock option must be at least equal to 100% of the estimated fair market value of the common stock on the grant date (110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date before the tenth anniversary of the grant date of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). Options typically expire 10 years from the date of grant and generally vest over a period of four years from the date of grant. In May 2006, the Board of Directors voted to amend the 1997 Plan by increasing the reserved shares by 666,667, which was subsequently approved by stockholders in August 2006, to allow for a total of 2,833,333 shares issuable under the 1997 Plan. There are no remaining available share awards that can be issued under the 1997 Plan, which was subsequently terminated on January 9, 2007. On August 31, 2006 the stockholders approved 2,300,000 shares for issuance under the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”). Pursuant to the annual automatic increase provisions of the 2006 Plan, an additional 998,126 shares have been reserved under the 2006 Plan to allow for a total of 3,298,126 shares issuable for share awards. The 2006 Plan allows awards to be granted after February 1, 2007, the effective date of the Company’s initial public offering. The Company satisfies share option exercises and issuance of share awards through the issuance of new shares.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) addresses accounting for share-based awards, including shares issued under employee stock purchase plans, stock options, and share-based awards with compensation cost measured using the estimated grant date fair values of the awards issued. Compensation costs are recognized over the requisite service period using the straight-line attribution method. Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 (R) and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Floating Rate Bonds and Embedded Derivative — The senior secured floating rate bonds issued in November 2007 (the “Bonds”) constitute a hybrid instrument that includes a debt host contract containing an embedded derivative feature (a contingent mandatory repayment provision) that requires bifurcation and separate accounting as a derivative instrument pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The carrying value of the debt will be accreted to its face value of $150 million over its five year term using the effective interest method.

Warrants For Common Stock Issued in Connection with Bond Sale — In connection with the Bond sale (Note 8), the Company issued warrants to purchase 6,021,247 shares of Common Stock at an exercise price of $5.87 per share. The warrants are immediately exercisable, and expire five years from the issuance date, or

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 16, 2012. The Bond Warrants can not be settled for cash and must be settled for shares of Common Stock. The terms of the warrants permit net share settlement through a cashless exercise.

Net Loss Per Share — Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding during the periods. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Anti-dilutive securities, which consist of redeemable convertible preferred stock, common stock issuable upon conversion of accrued cumulative dividends on preferred stock, stock options, restricted common stock, warrants and convertible debt that are not included in the diluted net loss per share calculation, aggregated 17,296,690, 9,006,808, and 9,893,660 potential common shares as of December 31, 2006, 2007, and 2008 respectively. In addition, unvested common stock pursuant to restricted stock awards are excluded from the calculation of basic loss per share until such shares vest but are included in diluted net loss per share if inclusion is not anti-dilutive.

Prior to their February 7, 2007 conversion, the Company’s redeemable convertible preferred stock accrued dividends (see Note 10) were paid in cash or in common stock at the election of the holder. If conversion was elected, the number of shares into which the dividends could be converted was based upon the conversion ratio for the redeemable convertible preferred stock and may result in the holders of the redeemable convertible preferred stock receiving common stock with a fair value that is greater than the recorded amount of accrued dividends. If the conversion feature of the accrued dividends had an intrinsic value greater than the dividend earned, the beneficial conversion feature was recognized and treated as a distribution to preferred stockholders for purposes of net loss per share calculations.

Redeemable convertible preferred stock dividends and accretion of issuance costs, and any beneficial conversion feature for each period presented in the accompanying consolidated statement of operations are as follow:

			Period from
			January 10, 1997
			(Date of Inception)
			through
	Year Ended December 31,		December 31,
	2006	2007	2008

Preferred stock dividends	$2,540,010	$39,610	$6,574,409
Accretion of issuance costs and warrants	314,186	1,328,427	2,109,028
Accretion of warrants	—	—	251,037
Beneficial conversion stock dividend	2,103,704	—	3,363,127

Redeemable convertible preferred stock dividends and accretion of issuance costs	$4,957,900	$1,368,037	$12,297,601

Guarantees: Indemnified Obligations — The Company leases office space under a non-cancelable operating lease (see Note 12). The Company has indemnification arrangements under this lease that require the Company to indemnify the landlord against claims, actions or damages incurred in connection with the premises covered by the Company’s lease and the Company’s use of the premises. The Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding through December 31, 2008. The Company does not expect significant claims related to these indemnification obligations, and consequently concluded that the fair value of these obligations is negligible and no related reserves were established in any period presented in the accompanying consolidated financial statements.

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses,

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value. Management, using the best information available, has estimated, the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders, to be approximately $153 million at December 31, 2008. The fair value was required to be estimated due to the fact that the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments.

Effective January 1, 2008, the Company implemented SFAS 157, Fair Value Measurements, relative to its financial assets and liabilities. However, pursuant to FASB Staff Position FSA 157-2 issued in February 2008, the Company has elected to defer implementation of SFAS 157 relative to its nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until its fiscal year beginning January 1, 2009. The Company’s partial adoption of SFAS 157 in the first quarter of 2008 did not have a material impact on the consolidated financial statements of the Company. The implementation of this standard on January 1, 2009 did not have a material effect on the consolidated financial statements.

In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report any other financial instruments and other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to the Company’s financial statements through December 31, 2008.

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

The Company measures and records the fair value of its available-for-sale securities at the closing market price at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in accumulated other comprehensive income.

The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 11) through the use of unobservable inputs which include adjustable interest rates, fixed budgeted research spending based on a pre-determined timeline (as defined by the Company’s bond financing agreement), discount rate determined using an appropriate risk-free rate plus a credit spread, success factor probabilities for key product candidates at each phase of development and the likelihood that bond holders will allow for reinvestment in an alternative product upon occurrence of a product material adverse event (“MAE”). Contingent mandatory redemption amounts approximate the remaining budgeted research spending in the period in which a product MAE on a primary product is determined to have occurred. The fair value of the embedded derivative declines as product development proceeds successfully. Changes in the product development timeline would also have an effect on the fair value of the embedded derivative as potential repayments on the bond declines with the passage of time. In evaluating the assumptions utilized in the

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation model, the Company considered the progress and results of clinical trials conducted on its primary products and potential alternative products in the Company’s pipeline in the event of a product MAE. The Company has assigned success factor probabilities ranging from 78%-100% and deems that it is highly unlikely that: (1) a product MAE would occur in the time periods outlined in the bond financing agreement; and (2) bond holders would not allow for reinvestment of budgeted research spending in alternative products in the case of a product MAE. The Company had no purchases, sales, issuances, or settlements that would otherwise have an impact on the fair value of the embedded derivative

The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3 for the year ended December 31, 2008:.

Beginning January 1, 2008	$200,000
Realized gain included in other income	(150,000)
Purchases, issuances and settlements	—
Transfers in/out of Level 3	—

Balance at December 31, 2008	$50,000

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

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$25,078,194	$25,078,194	$—	$—
Available-for-sale securities	$80,290,733	$80,290,733	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

Segments — The Company conducts its operations and manages its business as one operating segment.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and annual financial statements beginning after November 15, 2008. The Company does not expect that the adoption of FAS 161 will have a significant impact on the Company’s financial statements.

FSP No. FAS 133-1 and FIN 45-4 — Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, was issued in December 2008. This FSP is effective for all public entities’ financial statements issued for fiscal years and interim periods ending after December 15, 2008. The FSP sets out required disclosure principles and specific new disclosure requirements. The disclosure principles are intended to encourage preparers to provide information that is useful to financial statement users and not limit disclosures to those specifically required by the FSP. The FSP permits disclosures to be aggregated if separately reporting those disclosures would not provide more useful information to financial statement users. The FSP emphasizes that companies should provide useful information and avoid insignificant detail that would overburden financial statement users and possibly obscure important information. For Statement 140 and Interpretation 46(R) disclosures that were not previously required before the initial adoption, the public entity is not required but encouraged to provide comparative information. The adoption of this FSP did not have a significant impact on the Company’s financial statements.

3.	ASSET RETIREMENT OBLIGATION

In June 2008 the State of Texas granted the Company a radioactive materials license for its manufacturing operation in Denton, TX. Under the terms of the license it is a requirement for the Company to provide for future decommissioning and environmental remediation of the site. The license terms required the Company to post an irrevocable letter of credit for $500,000 as collateral to fund the future decommissioning costs of the manufacturing site which has been classified as restricted cash on the balance sheet. The Company determined the Asset Retirement Obligation through the use of a present value calculation. Key assumptions utilized include a term of ten years and a risk adjusted interest rate of 6.3%. Coincident with the grant of the license is the recognition of a future Asset Retirement Obligation (“ARO”). Such recognition is required under SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

The following is a summary of the changes in Molecular’s ARO for the year ended December 31, 2008:

Asset retirement obligation as of January 1, 2008	$—
Liabilities incurred	266,735
Accretion expense on discounted obligation	9,958

Asset retirement obligation as of December 31, 2008	$276,693

4.	STOCK-BASED COMPENSATION

Employees — The estimated fair value of stock options granted was determined using the Black-Scholes option pricing model. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock consistent with the expected option life, risk free interest rates, and dividend rates.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assumed the following for the years ended December 31:

	2006	2007	2008

Risk free interest rates	4.3% to 5.0%	3.9% to 4.8%	2.8 to 3.4%
Expected dividend yield	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	65.0% to 68.6%	62.9% to 64.9%	65.0% to 77.0%

The weighted average expected option term reflects the application of the simplified method set forth in the Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107, issued in March 2005 and SAB No. 110, issued in December 2007. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

Employee stock-based compensation expense presented in the accompanying consolidated statements of operations total $1,692,870, $1,874,863 and $2,743,149 for the years ended December 31, 2006, 2007 and 2008, respectively. Stock compensation expense for year ended December 31, 2007 included $155,000 related to modification of options to extend the vesting or exercise period of certain awards.

Information concerning all stock option activity for the year ended December 31, 2008 is summarized as follows:

	2008
		Weighted	Weighted
		Average	Remaining
		Exercise	Contractual
	Number of	Price per	Life
	Shares	Share	(Years)

Options outstanding at beginning of period	2,641,968	$5.98
Granted	1,375,229	6.79
Exercised	(116,260)	3.46
Forfeitures	(705,867)	8.27

Options outstanding at end of period	3,195,070	5.91	6.58

Options exercisable	1,545,414	4.15	4.92

Options vested and expected to vest	2,570,517	5.51	6.19

Options available for grant	1,381,147

Weighted average fair value of options granted		$4.31

The weighted average fair value of options granted during 2006 and 2007 was $4.88 and $5.58, respectively.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of outstanding options exercisable options, and options vested and expected to vest as of December 31, 2008 was $2,935,066, $2,706,447 and $2,864,947, respectively.

The intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $4,844,368, $1,999,380 and $243,420, respectively.

The total grant date fair value of stock option awards vested during the years ended December 31, 2006, 2007 and 2008 was $341,037, $413,178 and $2,518,956.

Restricted Stock — On May 20, 2008 the Company awarded shares of common stock to certain executives of the Company constituting a Restricted Stock award under the Company’s Amended and Restated 2006 Equity Incentive Plan. The shares vest on the fourth anniversary of the award and are subject to accelerated vesting on accomplishment of certain performance milestones. Unvested shares are subject to forfeiture upon termination of employment. Information concerning unvested restricted stock activity for the year ended December 31, 2008 is summarized as follows:

	2008
	Number	Grant Date
	of Shares	Fair Value

Nonvested shares at beginning of period	—	—
Granted	143,750	$7.78
Vested	—	—
Forfeited	(50,000)	$7.78

Nonvested shares at end of period	93,750	$7.78

None of the restricted stock awards were vested as of December 31, 2008.

The Company issued to its former Chief Executive Officer in 2003, 547,500 shares of restricted common stock in exchange for $32,850 in cash and the issuance of a 50% partial recourse, non interest bearing note receivable for $295,650. These shares were subject to Stock Restriction and Stock Pledge Agreements and vested through February 7, 2007. On January 1, 2006, upon adoption of SFAS 123(R), the grant date fair value of non-vested shares using the Black-Scholes model was $907,123, which was charged to compensation expense on a straight line basis through the final vesting date of February 7, 2007.

Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable. The total shares of common stock pursuant to such unvested options as of December 31, 2008 was 1,649,656.

Non-Employees — On November 18, 2008, the Company granted 120,000 options with a five year contractual term and immediate vesting provisions to two consultants for their services. The total fair value of the awards at grant date of $275,304 was estimated using the Black-Scholes pricing model with the following assumptions: expected term of five years, estimated volatility of 78%, risk-free rate of 2.18% and expected dividend yield of 0%. This amount was recognized in full and is included under general and administrative expense.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense, including awards granted to non-employees for stock options and warrants (See Note 11), for each period presented in the accompanying consolidated statements of operations is as follows:

				Period from
				January 10, 1997
				(Date of Inception)
				through
	December 31,			December 31,
	2006	2007	2008	2008

Stock-based compensation charged to:
Research and development	$219,289	$859,133	$1,208,262	$4,300,692
Research and development — related parties	—	—	—	117,019
General and administrative	1,706,929	1,378,883	2,854,467	12,276,739

Stock based compensation expense	$1,926,218	$2,238,016	$4,062,729	$16,694,450

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

As of December 31, 2008, the unamortized compensation expense of all stock option and restricted stock awards, net of estimated forfeitures were $4,032,800 and $346,259 respectively. These amounts will be amortized over an estimated weighted average period of 3 and 2.4 years, respectively.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of December 31,
	2007	2008

Lab and other equipment	$2,463,317	$3,024,639
Furniture and fixtures	166,122	451,306
Building	2,594,101	3,005,351
Leasehold improvements	541,520	903,654
Land	427,059	427,059

Total property and equipment, at cost	6,192,119	7,812,009
Less accumulated depreciation and amortization	(1,459,430)	(2,359,829)

Property and equipment, net	$4,732,689	$5,452,180

Depreciation and amortization expense was $307,030, $721,887, and $902,593 for the years ended December 31, 2006, 2007, and 2008, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of December 31,
	2007	2008

Accrued payroll, bonuses, severance and vacation	$2,367,492	$1,477,554
Clinical trials	5,037,311	5,876,255
Commercial manufacturing	1,687,490	868,114
Professional fees	546,852	608,083
Sponsored research and license agreements	702,744	565,620
Deferred tax liability	—	300,000
Other	789,189	756,793

Total accrued expenses	$11,131,078	$10,452,419

7.	EMPLOYEE BENEFIT PLAN

Effective January 1, 2001, the Company adopted an employee savings and retirement plan, or 401(k) plan (the “Plan”), that covers all employees of the Company who meet certain defined requirements. Under the terms of the Plan, employees may elect to make tax-deferred contributions through payroll deductions within statutory and plan limits. The Company may elect to make discretionary matching contributions to the Plan, but has not made any since plan inception through December 31, 2008.

8.	DEBT

Senior Secured Floating Rate Bonds, due 2012

On November 9, 2007, the Company entered into a purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell $150,000,000 in senior secured floating rate bonds due 2012 (the “Bonds” or “original Bonds”) and warrants to purchase 6,021,247 shares of common stock of the

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company (the “Warrants”) for an aggregate total of $150,000,000 for the Bonds and Warrants. The closing of the sale of the Bonds and Warrants occurred on November 16, 2007. The Bonds and Warrants were offered and sold only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and to persons outside the United States under Regulation S of the Securities Act. The Bonds and Warrants have not been registered under the Securities Act. The Bonds are governed by an Indenture (the “Indenture”), dated as of November 16, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee and collateral agent.

The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The interest rate ranged from 10.80% to 12.88% during 2008 and was 11.19% at December 31, 2008. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK (“paid-in-kind”) Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bond shall begin to accrue from the date of issuance of such PIK Bond.

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

In connection with the sale of the Bonds and the Warrants, the Company also entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with The Bank of New York Trust Company, N.A. as collateral agent (the “Collateral Agent”) dated as of November 16, 2007. Pursuant to the Pledge and Security Agreement, the Company and its subsidiaries that are a party to such agreement from time to time agree to pledge their rights to certain collateral to the Collateral Agent as security for the obligations of the Company under the Indenture. All of the Company’s assets are pledged as security as of December 31, 2008.

The Bonds have been recorded net of the relative fair value of the related Warrants of $19,540,523 on the date of issuance and the fair value of the embedded derivative (see Note 2). The resulting discount is being accreted over the Bonds’ five year term using the effective interest method.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to remeasure it at each reporting period at its fair value. The initial fair value of the embedded derivative was approximately $200,000 on the date of the issuance of the bonds and did not change materially at December 31, 2007. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2008, The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). For the year ended December 31, 2008, the Company recognized a $150,000 gain related to the decrease in fair value of the embedded derivative.

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

Under the Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $83.0 million for year end of December 31, 2008 (the “minimum amount”) and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount decreases on a monthly basis to $35.2 million for the year ending 2009 and to $29.2 million for year ending 2010 (the lowest minimum amount is $21.1 million at March 31, 2010); after which the amount increases to $45.0 million at July 1, 2011 and through the maturity date. The Company had Minimum Liquidity in excess of the required amount by approximately $22.8 million at December 31, 2008.

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

Convertible Notes Payable — On September 28, 2006 and October 4, 2006 the Company executed agreements to issue convertible notes (the “Convertible Notes”) in the amount of $15.0 million and $0.4 million, respectively with detachable warrants with existing shareholders and new third parties (the “Holders”). For the period ended December 31, 2006, a beneficial conversion value of $171,000 was recognized in the fourth quarter of 2006 as additional debt discount (interest expense) and paid-in capital. The detachable warrants issued with the Convertible Notes were valued under a Black-Scholes model using a volatility factor of 64.92% which resulted in a debt discount of approximately $954,758. The discount was recorded as an increase to paid-in capital and is being amortized over the life of the Convertible Notes as additional interest expense. As discussed in Note 11, upon the effectiveness of the Company’s initial public offering on February 1, 2007, the Convertible Notes and accrued interest converted into 2,029,159 shares of common shares.

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

On September 28, 2006, the company paid $175,000 and on November 6, 2006, the Company issued a warrant to purchase 61,538 shares of common stock at an exercise price of $7.80 per share to the holder of Ritchie Note issued on September 30, 2005. The cash and warrant were issued in consideration of the note holder waiving certain covenants that prohibited certain additional indebtedness. The fair value of the warrant at the date of grant was determined to be approximately $200,000 using the Black-Scholes option-pricing model (including the following assumptions: expected life of seven years, volatility of 69% and risk-free rate of 4.9%). The aggregate fair value of approximately $375,000 was recorded as a debt issuance cost and was amortized over the life of the note and written off when the Warrants were exercised in February 2007.

Redeemable Convertible Preferred Stock  — Upon the consummation of the initial public offering of the common stock of the Company on February 7, 2007, the redeemable convertible preferred stock was automatically converted into common stock on a 33-for-1 basis, and the cumulative but unpaid dividends converted into common stock based upon formulas established at each issuance date of the securities.

The carrying amounts of the Senior Secured Floating Rate Bonds, due 2012, at December 31, 2007 and 2008 were as follows:

	2007	2008

Bond principal	$150,000,000	$150,000,000
PIK interest	2,414,531	20,475,426
Bond discount	(19,282,141)	(15,543,947)

	$133,132,390	$154,931,479

As of December 31, 2008, future payments of principal and PIK Interest on all existing debt due in November 2012 was $170,475,426.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As described in Note 2, effective January 1, 2007, the Company adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Company’s adoption of FIN 48 had no cumulative effect on its deficit accumulated during the development stage. The tax authorities could challenge tax positions taken by the Company for the periods for which there are open tax years. The Company is open to challenge for the periods of 1997 through 2008 from federal and the Commonwealth of Massachusetts jurisdictions.

The Company has recorded no provision or benefit for income taxes for any period presented due to its net operating losses (the “NOL”) and doubt as to the realizability of the resulting carryforwards of those losses and other deferred tax assets. Deferred tax assets consisted of the following as of December 31:

	2007	2008

Deferred tax assets:
Net operating loss carryforwards	$40,938,000	$70,317,000
Deferred research and development costs	1,115,000	929,000
Research and development tax credits	1,177,000	2,216,000
Property and equipment	101,000	370,000
Accrued expenses	5,182,000	6,917,000

Gross deferred tax assets, before valuation allowance	48,513,000	80,749,000
Valuation allowance	48,513,000	80,749,000

Net deferred tax asset	$—	$—

Deferred tax liability (included in accrued expenses):
Unrealized gain on investments	$—	$300,000

	2006	2007	2008

Tax benefit at U.S. Statutory Rates	(34.0)%	(34.0)%	(34.0)%
State tax benefit	(6.3)	(6.3)	(6.3)
Permanent differences	0.9	0.4	0.3
Research and development credits	(2.6)	(0.6)	(1.3)
Other	2.4	0.7	1.6
Valuation allowance	39.6	39.8	39.7

	0%	0%	0%

As of December 31, 2008, the Company had net operating loss carryforwards totaling approximately $181.2 million (federal) and $166.4 million (state), which expire at various dates from 2012 through 2028 (federal) and from 2009 through 2013 (state). The Company had research and development tax credits totaling approximately $2.3 million (federal) and $1.0 million (state), which are available to offset future tax liabilities when incurred, which begin to expire in 2012 for federal and 2018 for state and fully expire in 2028 (federal) and 2023 (state).

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Statement of Financial Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has recorded a full valuation allowance against its deferred tax assets since the Company believes it is more likely than not, that it will not be able to realize the assets. During the years ended December 31, 2006, 2007 and 2008, the valuation allowance increased by approximately $10,815,000, $21,206,000 and $32,236,000, respectively. The change in the valuation allowance in each period is due to the net increase in deferred tax assets each period (primarily from the net operating loss carryforwards and research and development tax credits) and the Company providing a full valuation against the asset for the reason stated above.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, the Company believes have caused multiple ownership changes as defined by Section 382. The Company has performed a preliminary 382 study to assess whether changes of control have occurred which would limit the Company’s utilization of its net operating losses and research and development credits carryforwards. Based on this study, the Company has concluded that there are no significant limitations at December 31, 2008. The Company does not expect to have taxable income for the foreseeable future. Future ownership changes could further affect such limitations.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits because of the Company’s full valuation allowance. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense should such costs be assessed. As of December 31, 2008, the Company has not recognized interest and penalties. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $2.7 million as of December 31, 2008, assuming there was no valuation allowance. The Company’s U.S. federal income tax returns remain subject to examination, and its state income tax returns for all years through 2008 remain subject to examination.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2007 and 2008:

	2007	2008

Beginning uncertain tax benefits	$2,782,000	$2,782,000
Current year — increases	—	—
Current year — decreases	—	(121,000)
Settlements	—	—
Expire statutes	—	—

Ending uncertain tax benefits	$2,782,000	$2,661,000

10.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

After the conversion to common stock, the Company no longer records dividends and accretion on the redeemable convertible preferred stock. Previously, redeemable convertible preferred stock dividends and accretion of issuance costs, consisted of cumulative, undeclared dividends payable on the preferred securities and accretion of the issuance costs, and costs allocated to issue warrants to purchase common stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the redeemable convertible preferred stock when issued, and were accreted to redeemable convertible preferred stock, using the interest method, through the earliest redemption dates of each series of redeemable convertible preferred stock by a charge to additional paid-in capital and net loss attributable to common stockholders.

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

100,000,000 shares of $.001 par value Common Stock have been authorized, of which 24,953,146 shares were issued and outstanding at December 31, 2007, and 25,069,406 shares were issued and outstanding as of December 31, 2008. Common Stock shares issued and outstanding do not include the potential shares that may be issued for the conversion of warrants for Common Stock, and shares that may be issued under the Stock Option Plan, which are listed below.

Reserved Shares — The following is a summary of common stock reserved for the following identified purposes at December 31:

	2007	2008

Common stock options	3,972,968	3,288,820
Warrants and Bond Warrants on common stock	6,364,840	6,604,840

	10,337,808	9,893,660

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

As described in Note 9, all outstanding shares of Series A, B and C Convertible Preferred Stock were converted into common stock shares of 4,010,539, 1,788,758 and 4,719,652, respectively. An additional 1,340,624, 258,851 and 448,184 shares of common stock were issued in satisfaction of the then accrued but unpaid dividends on the Series A, B and C Convertible Preferred Stock, respectively. Warrants to purchase

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock were exercised for 406,346 shares of the Company’s common stock at an average price of $3.52 per share.

Common Stock Warrants  — In connection with the issuance of the Series B, the holders of Series B received warrants to purchase 357,743 shares of common stock at $3.96 per share (“Series B Warrants”). The Series B Warrants were to expire on the earlier of the consummation of a qualified financing (as defined) or five years from date of issuance. The fair value of the Series B Warrants at the date of grant was determined to be approximately $211,000 using the Black-Scholes option-pricing model (including the following assumptions: life of five years (full term), volatility of 70% and a risk-free rate of interest of 3.07%). Accordingly, approximately $211,000 of the net proceeds from the sale of the Series B was subtracted from the carrying value of the Series B and recorded as an increase to additional paid-in capital.

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

In 2006, the Company issued warrants to purchase 394,877 shares of the Company’s common stock in connection with the Convertible Notes issued in September 2006 (see Note 8). The warrants were exercisable for five years at an exercise price of $7.80 per share. The fair value of the warrants of $954,758 was recorded as a debt discount and is being amortized over the life of the Convertible Notes as additional interest expense. The unamortized remaining balance was written off when the Convertible Notes were converted to common stock as part of the initial public offering in February 2007.

On November 6, 2006, the Company issued a warrant to Ritchie Debt Acquisition Fund, Ltd., which was assigned to BlueCrest Venture Finance Master Fund Limited (see Note 8), to purchase 61,538 shares of common stock with an exercise price of $7.80 and the earlier of a seven year life or 180 days after the date on which the SEC declares effective a registration statement on Form S-1 or certain other events. The fair value of the warrant of $201,606 was recorded as a debt issuance cost and was being amortized over the life of the Note. This note was paid off in 2007 as part of the terms of the bond indenture.

On February 21, 2007 Ritchie exercised its warrant to purchase 61,538 shares of the Company’s common stock. Ritchie elected a net share settlement whereby they received 24,671 shares of common stock in exchange for the warrant held.

On November 16, 2007, pursuant to the Purchase Agreement of November 9, 2007, in connection with the Bond (see Note 8), the Company issued warrants to purchase 6,021,247 shares of Common Stock an exercise price of $5.87 per share. The warrants are immediately exercisable, and expire five years from the

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance date, or November 16, 2012. The Bond Warrants can not be settled for cash, but can only be settled by issuing Common Stock.

The Black Scholes calculation for the fair value of the Bond warrants used the following assumptions: life of five years, volatility of 61.6%, 0% dividend rate and a risk-free rate of interest of 3.68%, which resulted in a total fair value of the warrants of $19,540,523. The annualized volatility of 61.6% was the last five years average volatility of three comparable companies. The Company’s 2007 stock price data was not used due to the limited time frame since the public offering. The fair value of the warrants was accounted for as a Bond discount with an offset to additional paid in capital. The Bond discount is being amortized monthly using the effective interest method over the five year life of the Bonds.

On August 18, 2008, the Company engaged CRT Capital Group LLC (“CRT”) to act as its lead financial advisor in connection with assisting and reviewing the Company’s strategic, potential capital market and financing transactions (“Transaction”) as defined in the engagement letter. In consideration of such services and through December 31, 2008, the Company has paid and incurred a total of $327,500, and is obligated to pay CRT, a tiered rate divestiture fee based on the aggregate Transaction value of future consummated Transactions, if any, as provided for in the engagement letter and for a period of twelve (12) months after its termination. Further, on September 16, 2008 the Company issued a warrant to purchase 240,000 shares of the Company’s common stock for $7.91 per share with a fair value of $1,127,920. The fair value was determined using Black-Scholes option pricing model (including the following assumptions: life of five years (full term), volatility of 69.9.% and a risk-free rate of 2.64%). Accordingly, $1,127,920 was included in general and administrative expense for consulting fees and in additional paid-in capital. The engagement was terminated by the Company on March 6, 2009 upon written notice to CRT.

Warrants Outstanding to Purchase Shares of Common Stock

As of December 31, 2008, the Company had the following warrants outstanding, which are fully vested and exercisable, to purchase shares of the Company’s common stock:

		Exercise
	Shares	Price	Term

Issued in 2006 in connection with convertible note payable	343,593	$7.80	5	(a)
Issued in 2007 in connection with sale of Bonds	6,021,247	5.87	5	(b)
Issued in 2008 in connection with purchased services	240,000	7.91	5	(c)

Total warrants outstanding at December 31, 2008	6,604,840

(a)	expires September 28, 2011

(b)	expires November 16, 2012

(c)	expires September 16, 2013

Amended and Restated Registration Rights Agreement

In connection with the sale of the Bonds and the Warrants, the Company, entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), dated as of November 16, 2007, with the initial purchasers of the Bonds and Warrants and certain former holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of the Company, and certain former holders of convertible promissory notes in the Company. Under the Registration Rights Agreement, the Company provides such parties with certain demand registration rights, S-3 registration rights and piggy-back registration rights. Additionally, the employment agreements for several

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

executive officers of the Company provide that they shall each have piggy-back registration rights for shares held by them equal to the most favorable piggy-back registration rights granted by the Company to its stockholders. Accordingly, these executive officers have the same piggy-back registration rights. The shares of common stock subject to these rights at December 31, 2008 were 373,009.

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

12.	COMMITMENTS AND CONTINGENCIES

Licensing Agreement with Schering — On January 15, 2007, the Company executed an agreement with Schering Aktiengesellschaft for an exclusive, worldwide, royalty-bearing license under the Schering Patents and Schering Know-How to develop and commercialize specific products within a field and territory as defined in the agreement. This agreement relates to the Company’s oncology product candidate Solazed. Under the agreement, the Company paid a license fee of $1.0 million in the first quarter of 2007 which is included in Research and Development expense in the consolidated statement of operations. Additionally, the Company is obligated to pay a royalty on net sales of the product, for a term defined as the longer of the life of the patents, or ten years following first commercial sale. The Company is also obligated to pay milestone payments, totaling $9.0 million, upon the commencement of clinical trials and the attainment of certain approvals in the regulatory process. The Company has made no additional payments under this agreement.

Other Licensing Agreements — The Company has exclusively licensed certain of its patent rights from third-parties, as well as related parties, including certain members of the Board of Directors and the Company’s Advisory Board, who are also stockholders of the Company. In exchange for the exclusive rights, the Company is obligated to pay the licensors’ patent expenses and a royalty on net sales of future products ranging from 1% to 4% of net sales, depending on the license agreement. There have been no sales of products subject to such license agreements through December 31, 2008. In addition, some of the license agreements require the Company to pay certain lump sum payments upon attainment of certain clinical milestones, none of which has been achieved through December 31, 2008. In addition, in exchange for access to non-patented, confidential clinical information from one of the third-parties on one of its potential products, the Company has entered into an agreement with this third-party which requires the Company to pay the third-party a royalty which ranges from 2% to 7% on net sales of a defined future product for the first indication, depending on the extent to which the third-party’s clinical data expedites U.S. regulatory approval of the defined product. There have been no sales of product through December 31, 2008.

Three of the Company’s license agreements are with Georgetown University. In addition to royalty obligations which are included in the above, the agreements provide for the Company to pay up to $2.5 million in milestone payments upon the attainment of certain approvals in the regulatory process and other clinical milestones. Certain milestone payments may be reduced by up to 50% for subsequent new drug applications submitted for new uses of the same compound. If paid, these milestone payments would be creditable against future royalty payments. As of December 31, 2008, the Company has paid approximately $55,000 in license fees under these agreements. For the years ended December 31, 2007 and 2008, $23,000 and $5,000 was charged to Research and Development expense, respectively for license fee payments under these agreements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2006, the Company executed an agreement with Novartis Pharma AG (Novartis), for the nonexclusive license of technology under a general patent, as well as the exclusive license of technology under a Novartis specific patent. This agreement relates to certain aspects of the Company’s oncology product candidate Onalta. The agreement allows the Company to use this technology for the worldwide development and commercialization of OctreoTher. The Company is obligated to pay royalties based on net sales of the product, for the life of the patents, or alternatively, for a term following first commercial sale, whichever is longer. There have been no sales of products subject to such license agreements through December 31, 2008. The Company is also obligated to pay milestone payments totaling $4.0 million upon the attainment of certain approvals in the regulatory process. None have been achieved as of December 31, 2008. Milestone payments are partially creditable against future royalty payments. The Company paid a license fee of $1.0 million in the second quarter of 2007 which was charged to Research and Development expense.

In December 2006, the Company executed an addendum to the Novartis agreement allowing for an exclusive license of the technology under the general patent. The addendum calls for additional license fees, milestone payments totaling $600,000, and royalty payments to a third-party, Dr. Eric P. Krenning. There have been no sales of products subject to such license agreements and none of the relevant milestones have been achieved through December 31, 2008. The Company paid a license fee of $600,000 under this addendum in January of 2007.

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

In December 2006, the Company entered into an exclusive license agreement with McMaster University for worldwide rights to certain platform technology used for radiolabeling compounds. This technology platform is not currently used with any of the Company’s existing product candidates, but the Company is exploring the applicability of radiolabeling to its oncology product candidates. The Company has the right to sublicense these rights and also has an obligation to maintain the related patent rights. In exchange for this exclusive license, the Company is obligated to pay an upfront, nonrefundable licensing fee, future royalties on any products that are radiolabeled using the licensed technology for the term of the patent rights, minimum annual royalties (that are creditable against royalties) and future milestone payments totaling $575,000 relative to clinical trials for particular indications and certain stages of the regulatory process. The term of this agreement is through the last to expire of the patent rights and the Company has the right to terminate the agreement upon providing ninety days written notice. There have been no sales of products subject to such license agreements and none of the relevant milestones have been achieved through December 31, 2008. The Company paid the initial license fee of $10,000 in the first quarter of 2007 which was charged to Research and Development expense.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing Agreement with MDS Nordion.  On June 4, 2004, the Company entered into a process development and manufacturing agreement with MDS Nordion, a division of MDS (Canada) for the development of a facility for the cGMP manufacture of Zemiva, and to supply the Company’s requirements for Zemiva during the clinical trial process (the “Manufacturing Agreement”). Pursuant to the Manufacturing Agreement, Nordion will provide access to a manufacturing facility at their premises in Vancouver, British Columbia, a portion of which will be solely dedicated for the production and supply of Zemiva during the Company’s clinical trials. The facility utilized under this agreement is owned by Nordion, and used for the production and supply of Zemiva on a priority basis. The Company was obligated to pay a facility fee upon execution of the Manufacturing Agreement. The Company also made milestone payments related to various phases of the process development. A percentage of each milestone was paid upon execution of the agreement, another percentage was paid upon commencement of the milestone, and the remainder of each milestone payment was paid upon completion of the milestone. As of December 31, 2007, the Company had made all payments required under this agreement aggregating to approximately $2.1 million. The term of the Manufacturing Agreement initially was through 2005, but the agreement had been extended through December 31, 2007.

Commercial Manufacture and Supply Agreement with MDS Nordion.  On January 12, 2006, the Company entered into a six-year, renewable agreement with MDS Nordion for the commercial manufacture and supply of Zemiva (the “Supply Agreement”). Under the Supply Agreement, the Company paid $725,000 as an up-front payment and was obligated to make additional payments totaling $1.4 million upon MDS Nordion reaching certain manufacturing preparation milestones. A percentage of each milestone payment was due upon commencement of various phases of construction and process validation, and the remainder of each milestone payment was due upon facility commissioning and demonstration of production capability. As of December 31, 2007, the Company has paid the entire $1.4 million of additional manufacturing milestone payments required under this Supply Agreement, of which approximately $358,000 were recorded as research and development expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007. Effective July 2008, the Company is also obligated to pay a monthly facility reservation fee of $24,000 which can be offset against purchases made for that month. The Supply Agreement establishes the initial pricing for each batch and cost per dose maximums of Zemiva to be supplied to the Company.

Azedra Technology Transfer with MDS Nordion.  On March 22, 2006, the Company entered into an agreement with MDS Nordion to scale up MDS Nordion for the production of Azedra clinical material (the “Azedra Agreement”). Under the Azedra Agreement, the Company was originally obligated to make payments to MDS for upfront milestones amounting to $750,000 in 2006. This was amended in July 2006 by $110,000, and an additional amendment of $270,000 in October 2006. The milestone payments are for various phases of the process development. A percentage of each milestone is due upon execution of the agreement, another percentage is due upon commencement of the milestone, and the remainder of each milestone payment is due upon completion of the milestone. As of December 31, 2007, the Company has made payments of approximately $1,130,000. Since these costs are non-refundable and for research and development purposes, all charges are recognized as expenses incurred. For the year ended December 31, 2007, the Company has recorded approximately $122,000 of research and development expenses, relating to the Azedra Agreement in the accompanying consolidated statements of operations. No amounts were incurred for the year ended December 31, 2008. In March 2008 and as amended in May 2008, the Company entered into a follow-on agreement to the Azedra Agreement for the development, optimization and validation of the scaled up manufacturing process for Azedra. For the year ended December 31, 2008, approximately $653,000 was charged to Research and Development expense for all amounts due under this follow-on agreement.

Azedra Phase III Clinical Trial and Commercial Supply Facility Agreement with MDS Nordion.  On February 10, 2009, the Company signed a proposal agreement with MDS Nordion for the development of a

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility for the cGMP manufacture of Azedra, and to supply the Company’s requirements during the Phase 3 clinical trial process and commercial supply upon U.S. regulatory approval. A definitive agreement will be executed within three and a half (3.5) months from signing the proposal agreement. In the event that the Company and Nordion is unable to reach a definitive agreement, the Company shall have no claim or further recourse against Nordion for any claim or reimbursement of payments made under this agreement.

Master Research Agreement with the University of New Mexico — Effective April 1, 2007, the Company entered into a Master Agreement with the Health Sciences Center of the University of New Mexico (“UNMHSC”) for certain directed research projects. On May 10, 2007, the Company and UNMHSC entered into Research Project Task Order #1 entitled “Onalta manufacturing and processes development”. The Project has a two year duration ending on April 30, 2009. After an initial payment on execution of the Task Order, the Company is required to make fixed quarterly payments for the duration of the Project. As of December 31, 2008, the Company has made payments of $214,607. On November 3, 2008, the Company sent UNMHSC a letter terminating the Master Agreement and all Task Orders thereunder.

Manufacturing and Supply Agreement with Trace Life Sciences, Inc. — On June 18, 2007, the Company entered into an agreement with Trace for the commercial supply of Zemiva (the “Agreement”). The activities under the Agreement are in addition to those covered by a previous agreement with Trace dated May 1, 2006 for the production of I-123 isotope. The Agreement includes a facility development and improvement phase, followed by a Zemiva manufacturing and supply phase. The Agreement calls for milestone payments by the Company for successful completion of applicable milestones in the facilities development phase, and on an invoice basis upon shipment of Zemiva pursuant to purchase orders submitted by the Company during the manufacturing and supply phase. As of December 31, 2008, the Company has made payments of $299,804 in the facilities development phase of the Agreement. No payments have been made pursuant to the manufacturing and supply phase.

Azedra Clinical Trial Manufacturing Facility and Clinical Trial Supply Agreement with MDS Nordion — On July 12, 2007, the Company entered into an agreement with Nordion to establish a facility at Nordion’s manufacturing site for the production and supply of Azedra for clinical trials (the “Agreement”). The Agreement includes a Facility Program followed by a manufacture and supply phase of Azedra for clinical trials. Payments for the Facility Program are based upon successful completion of milestones, with payments for Azedra supply based upon receipt of invoices from Nordion for each batch of Azedra produced in accordance with applicable specifications. As of December 31, 2008, the Company has made payments of approximately $502,000 for the Facility Program.

Master Services Agreement with PPD Development, LP — On August 30, 2007, the Company entered into a Master Services Agreement with PPD (the “MSA) under which PPD will provide, from time to time, clinical development services in connection with certain clinical research programs sponsored by the Company (the “Projects”). The details of each Project would be mutually agreed upon in a written addendum (the “Project Addendum”) to the MSA and incorporated therein by reference. On September 18, 2007, the Company and PPD entered into a Project Addendum for PPD to provide certain clinical research services in connection with the Company’s clinical research program entitled “A Phase I-II Study Evaluating the Maximum Tolerated Dose, Safety, and Efficacy of Ultratrace Iobenguane I 131 in Patients with Malignant Pheochromocytoma/Paraganglioma”. The estimated not-to-exceed compensation for the Project is

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $9.0 million. The Company is in the process of negotiating an amendment to the MSA with PPD to reduce aggregate compensation for the Project. As of December 31, 2008, the Company has made payments of approximately $3.8 million pursuant to the Project Addendum, which were charged to research and development expense.

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

Operating Leases — The Company has principal executive and administrative offices are comprised of two leased facilities located in Cambridge, Massachusetts. The following summarizes the principal terms of the leases:

On April 8, 2008, the Company entered into a lease agreement for the lease of approximately 15,555 square feet of office and laboratory space in Cambridge, Massachusetts. The term of the lease is from July 1, 2008 to June 30, 2011. The monthly base rent for the first two years of the lease is $45,369 and for the last year of the lease is $46,665. The Company has an option to extend the term for a two-year period from July 1, 2011 to June 30, 2013. The prior lease agreement covering the same location, originally entered into as of June 19, 2003 and as subsequently amended, terminated on June 30, 2008.

On April 25, 2008, the Company entered into a lease agreement for the lease of approximately 19,750 square feet of office space located in Cambridge, Massachusetts. The term of the lease is from April 25, 2008 to March 31, 2010. The monthly base rent from April 25, 2008 to March 31, 2009 is $55,308 and from April 1, 2009 to March 31, 2010 is $56,959. The Company has an option to extend the term twice and each extension is for a period of six months.

Total rent expense under these arrangements was $336,691, $567,046, and $1,283,124 in 2006, 2007 and 2008, respectively.

December 31, 2008, minimum annual rental payments were as follows:

Year	Amount

2009	$1,265,538
2010	765,665
2011	310,848
2012	19,116
2013	6,372

Total	$2,367,539

In addition to the minimum payments, the Company pays the landlord for allocated taxes and common area usage. These contingent rental payments fluctuate during the term of the lease and are immaterial.

Employment Agreements — The Company has employment agreements with certain of its officers that continue until terminated in accordance with the provisions of the agreements. Pursuant to the terms, the officers will receive annual base salaries. The annual base salaries, and as periodically adjusted, aggregate approximately $2.0 million per all agreements, for calendar years after December 31, 2008. The officers are also eligible to earn bonuses based on the discretionary accomplishment of goals set by the Board of

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors. Either the Company or the officer may terminate their employment agreement at any time, with or without cause. In the event the Company terminates the employment agreement without cause or the officer terminates his employment for good reason, as defined, the officer may be entitled to receive severance pay up to one year’s base salary. In addition, each agreement provides that in the event of a change in control of the Company, as defined, any unvested options that the officer may hold will become immediately vested and exercisable. The total of such unvested options as of December 31, 2008 was 643,747.

On September 25, 2008, David S. Barlow, who had been the Company’s Chief Executive Officer (“CEO”) was replaced by John Babich, the Company’s President and Chief Scientific Officer, as CEO. Mr. Barlow resigned from the Company’s Board of Directors effective December 30, 2008. Consistent with the terms of Mr. Barlow’s employment agreement, the Company has accrued severance payments of approximately $462,000, of which about $4,000 had been paid at December 31, 2008. Mr. Barlow exercised all 81,249 of his fully vested options. Remaining unvested options were forfeited in accordance with the provisions of the Company’s Stock Plans.

13.	OTHER RELATED-PARTY TRANSACTIONS AND RELATIONSHIPS

Amounts previously reported as related party transactions in the statements of operation for the years ended December 31, 2006 and 2007 included remuneration amounting to $489,899 and $639,808, respectively, to members of the Board of Directors and Scientific Advisory Board for service on those Boards, as well as a consulting arrangement with a member of the Board. In the fourth quarter of 2008, the Company refined its definition of related parties to exclude compensation arrangements made in the ordinary course of business. Accordingly, the Company has reclassified these amounts in 2006 and 2007 (and such amounts in the inception-to-date balances) to be consistent with the 2008 presentation. The reclassification had no effect on total research and development expense or general and administrative expense in any period. In addition, in the first quarter of 2008, a reclassification in the inception-to-date consolidated statement of operations was made to related party management fee of $233,334 previously reported in Other (expense) income to the classification as general and administrative expenses — related parties.

Mr. David Barlow served as Chairman and member of the Company’s Board of Directors from 2000 through September 2008 and December 2008, respectively, and as Chief Executive Officer from 2003 through September 2008. During this period and continuing, Mr. Barlow’s brother has been a partner in the law firm representing the Company as legal counsel. Mr. Barlow’s brother has not provided any direct service to the Company. During the years ended December 31, 2006 , 2007 and 2008, fees billed by such firm (including costs related to the issuances of capital stock in 2006) were $1,545,002, $3,099,039 and $2,821,678, respectively.

Further, included under “Prepaid and Other Current Assets account” of the consolidated balance sheets, was a receivable of $337,496 at December 31, 2008 for the exercise of Mr. Barlow’s options. The receivable was collected in full by January 5, 2009.

14.	SUBSEQUENT EVENTS

Shareholder Rights Plan — On January 30, 2009 the Board of Directors adopted a shareholder rights plan which provides for a dividend of one common stock purchase right on each outstanding share of Molecular Insight’s common stock. The issuance of the rights under the rights agreement were made on February 27, 2009 to shareholders of record as of the close of business on February 13, 2009.

The rights are designed to enable all of the Company’s shareholders to realize the full long-term value of their investment and to provide for fair and equal treatment of all shareholders in the event that an unsolicited or unfair attempt is made to acquire the Company. The Company believes that the rights agreement will help

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

protect shareholders against abusive or unfair takeover tactics that may be used to gain control of the Company without paying a price that is in the best interest of all shareholders. The rights agreement was not adopted in response to any known offers to acquire the Company and is similar to rights agreements adopted by many other companies.

The rights will be exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the outstanding common stock.

Each right will initially entitle its holder to buy one-half of one share of the Company’s common stock at an initial exercise price of $35.00 per one full share of common stock, subject to adjustment. If any person becomes a 20% or more shareholder of the Company, then each right (subject to certain limitations) will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of common stock of the Company or the acquirer having a market value at the time of twice the right’s full share exercise price.

The Company’s Board of Directors may redeem the rights for $0.001 per right at any time prior to the time when the rights become exercisable. Unless the rights are redeemed, exchanged or terminated earlier, they will expire on January 30, 2019.

15.	UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

				Basic and
				Diluted Net
			Net Loss	Loss per Share
	Revenue Under		Attributable to	Attributable to
	Research and		Common	Common
	Development Grants	Net Loss	Stockholders	Stockholders

Year Ended December 31, 2008
First Quarter	$88,265	$(19,743,901)	$(19,743,901)	$(0.79)
Second Quarter	88,031	(21,010,055)	(21,010,055)	(0.84)
Third Quarter	61,887	(24,678,278)	(24,678,278)	(0.99)
Fourth Quarter	236,376	(15,821,698)	(15,821,698)	(0.63)
Year Ended December 31, 2007
First Quarter	$247,567	$(13,432,009)	$(14,800,046)	$(0.84)
Second Quarter	14,686	(11,543,970)	(11,543,970)	(0.47)
Third Quarter	316,642	(13,194,885)	(13,194,885)	(0.53)
Fourth Quarter	151,777	(21,654,317)	(21,654,317)	(0.87)

INDEX TO EXHIBITS

Number		Description of Document

3	.1**	Restated Articles of Organization, filed May 30, 2006, as amended by Articles of Amendment, filed September 7, 2006.
3	.2**	Amended and Restated Bylaws.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Common Stock Certificate.
4.3		Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 16, 2007).
4.4		Indenture between the Company and the Bank of New York dated as of November 16, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 16, 2007).
4.5		Pledge and Security Agreement dated as of November 16, 2007 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 16, 2007).
4.6		Rights Agreement, dated as of January 30, 2009, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed February 2, 2009).
10	.1**	Unit Purchase Agreement for the Purchase of Shares of Series B Preferred Stock of the Company dated as of February 23, 2004.
10	.2**	Stock Purchase Agreement for the Purchase of Series C Preferred Stock of the Company dated as of March 29, 2005.
10	.3**	Amended and Restated Voting Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock and the holders of Series C Preferred Stock dated as of March 29, 2005.
10	.4**	Investors Rights Agreement by and between the Company and the holders of Series C Preferred Stock dated as of March 29, 2005.
10	.5**	Registration Rights Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, and the holders of Series C Preferred Stock, dated as of March 29, 2005.
10	.6**	Lease Agreement dated as of June 19, 2003 by and between the Company and RayJoe Limited Partnership.
10	.7**	Employment Agreement dated as of January 1, 2003 by and between the Company and John Babich.
10	.8**	Employment Agreement dated as of February 7, 2003 by and between the Company and David Barlow.
10	.9**	Employment Agreement dated as of March 3, 2003 by and between the Company and John McCray.
10	.10**	Employment Agreement dated as of May 1, 2004 by and between the Company and Nicholas Borys.
10	.11**	Employment Agreement dated as of July 1, 2005 by and between the Company and Bob Gallahue.
10	.12**	License Agreement, dated as of October 25, 1999, between the Company and Nihon Medi-Physics Co. Ltd.
10	.13**	Development, Manufacturing and Supply Agreement, dated June 14, 2004, as amended by Amendment No. 1, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.14**	Exclusive License Agreement, dated as of December 29, 1997, between the Company and Georgetown University.
10	.15**	Exclusive License Agreement, dated as of March 1, 2000, between the Company and Georgetown University.
10	.16**	License Agreement, dated as of December 15, 2000, between the Company and The Board of Governors of the University of Western Ontario.
10	.17**	License Agreement, dated as of September 5, 2003, between the Company and The Board of Governors of the University of Western Ontario.

Number		Description of Document

10	.18**	1997 Stock Option Plan.
10	.19**	Amended and Restated 2006 Equity Incentive Plan.
10	.20**	Consulting Agreement dated as of January 1, 2005 by and between the Company and William Eckelman.
10	.21**	Exclusive License Agreement, dated as of December 28, 2005, between the Company, Georgetown University and Johns Hopkins University.
10	.22**	Employment Agreement dated June 23, 2005 by and between the Company and James A. Wachholz.
10	.23**	BMIPP Supply Agreement, dated as of January 12, 2006, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.24**	Agreement, dated as of March 22, 2006, as amended, between the Company and MDS Nordion, a division of MDS (Canada) Inc.
10	.25**	Amendment No. 2, dated May 9, 2006, between the Company and MDS Nordion to Development, Manufacturing and Supply Agreement, dated June 14, 2004, and Amendment No. 1, dated May 9, 2006, between the Company and MDS Nordion to BMIPP Supply Agreement, dated January 12, 2006.
10	.26**	Amendment No. 3, dated November 26, 2006, between the Company and MDS Nordion to Development, Manufacturing and Supply Agreement, dated June 14, 2004.
10	.27**	License Agreement, dated as of November 3, 2006, between the Company and Novartis Pharma AG.
10	.28**	License Agreement, dated as of December 6, 2006, between the Company and McMaster University.
10	.29**	First Amendment, dated January 4, 2007, between the Company and Novartis Pharma AG to the License Agreement dated November 3, 2006.
10	.30**	Technology Transfer Agreement, dated December 20, 2006, between the Company and Mallinckrodt Inc.
10	.31**	License, Development and Commercialization Agreement, dated January 15, 2007, between the Company and Bayer Schering Pharma Aktiengesellschaft.
10	.32**	Securities Purchase Agreement, dated September 28, 2006, among the Company and the Purchasers of Convertible Notes and Common Stock Warrants.
10	.33**	Amendment No. 1 to Registration Rights Agreement, dated September 28, 2006, among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, the holders of Series C Preferred Stock, and the holders of Convertible Notes.
10	.34**	Amendment No. 1 to Employment Agreement between the Company and John Babich, dated November 14, 2005.
10	.35**	Amendment No. 1 to Employment Agreement between the Company and David Barlow, dated November 14, 2005.
10	.36**	Amendment No. 1 to Employment Agreement between the Company and John McCray, dated November 14, 2005.
10	.37**	Amendment No. 1 to Employment Agreement between the Company and Nicholas Borys, dated November 14, 2005.
10	.38**	Amendment No. 1 to Employment Agreement between the Company and Bob Gallahue, dated November 14, 2005.
10.39		Employment Agreement dated August 13, 2007 by and between the Company and Donald Wallroth (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on September 11, 2007).
10.40		Contract of Purchase and Sale between the Company and NeoRx Manufacturing Group, Inc., an unaffiliated third party, for the purchase of certain real property and personal property located at 3100 Jim Cristal Road, Denton, Texas (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2007).

Number	Description of Document

10.41	Amended and Restated Registration Rights Agreement by and among the Company and certain holders of Common Stock and Series A Preferred Stock, the holders of Series B Preferred Stock, the holders of Series C Preferred Stock, the holders of Convertible Notes and the holders of Bond Warrants dated as of November 16, 2007 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 16, 2007).
10.42	Separation Agreement between the Company and Robert E. Gallahue, effective as of June 26, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 29, 2007).
10.43	Seventh Amendment to Greenworks Lease, dated January 18, 2008, between the Company and RayJoe Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2008).
10.44	Lease Agreement, dated as of April 8, 2008, between the Company and RayJoe Limited Partnership (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2008).
10.45	Lease Agreement, dated as of April 25, 2008, between the Company and ARE-MA Region No. 35, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2008).
10.46	Form of Incentive Stock Option Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2007).
10.47	Form of Nonqualified Stock Option Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 2, 2007).
10.48	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2008).
14.1	Code of Business Conduct (adopted on September 16, 2008).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Registrant’s Chief Financial Officer
32.1	Section 1350 Certifications by the Registrant’s Chief Executive Officer
32.2	Section 1350 Certifications by the Registrant’s Chief Financial Officer

**	Incorporated herein by reference to the exhibits under the same exhibit numbers previously filed with the Registrant’s Registration Statement on Form S-1 filed with the Commission, as amended (Registration No. 333-129570), as declared effective on February 1, 2007.