Form 10-Q
period 2009-03-31
Molecular Insight Pharmaceuticals, Inc.
filed 2009-05-11
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (617) 492-5554
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 25,237,869.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

INDEX TO FORM 10-Q

PAGE
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements-Unaudited
Consolidated Balance Sheets at December 31, 2008 and March 31, 2009	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2009 and cumulative from the period from inception (January 10, 1997) to March 31, 2009	4
Consolidated Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2009	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2009 and cumulative from the period from inception (January 10, 1997) to March 31, 2009	6
Notes to the Unaudited Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4. Controls and Procedures	20

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults Upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Security Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
SIGNATURES	22
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32 SECTION 906 CERTIFICATION OF CEO AND CFO

Item 1. Financial Statements
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,494,834	$15,629,964
Investments	74,180,919	78,070,144
Accounts receivable	124,760	63,230
Prepaid expenses and other current assets	1,417,496	1,841,576

Total current assets	101,218,009	95,604,914
Property and equipment — net	5,452,180	5,341,796
Debt issuance costs — net	5,896,952	5,563,672
Restricted cash	500,000	500,000
Investments	6,109,814	—

Total assets	$119,176,955	$107,010,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$784,419	$556,845
Accrued expenses	10,452,419	8,208,406
Accounts payable and accrued expenses — related parties	351,581	596,200
Deferred revenue	25,000	25,000

Total current liabilities	11,613,419	9,386,451
Bonds payable — net of discount	154,931,479	160,082,192
Asset retirement obligation	276,693	281,074
Other long term liabilities	175,790	—
Commitments and contingencies (Note 9) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2008 and March 31, 2009; issued and outstanding, 25,069,406 and 25,187,656 shares at December 31, 2008 and March 31, 2009, respectively	250,694	251,877
Additional paid-in capital	177,878,193	178,457,228
Accumulated other comprehensive income	457,834	214,625
Deficit accumulated during the development stage	(226,407,147)	(241,663,065)

Total stockholders’ deficit	(47,820,426)	(62,739,335)

Total liabilities and stockholders’ deficit	$119,176,955	$107,010,382

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Three Months Ended March 31,		through March 31,
	2008	2009	2009
Revenue — research and development grants	$88,265	$211,859	$5,832,683

Operating expenses:
Research and development	10,042,614	6,047,307	129,620,050
Research and development — related parties	—	—	855,402
General and administrative	4,416,705	3,511,528	70,488,486
General and administrative — related parties	764,003	889,913	9,950,623
Amortization of licensed patent rights	—	—	9,767,130

Total operating expenses	15,223,322	10,448,748	220,681,691

Loss from operations	(15,135,057)	(10,236,889)	(214,849,008)

Other (expense) income:
Interest income	1,188,691	464,964	7,772,281

Interest expense	(5,797,535)	(5,483,993)	(34,679,138)
Interest expense — related parties	—	—	(57,200)
Change in fair value of bond derivative	—	—	150,000

Total other (expense), net	(4,608,844)	(5,019,029)	(26,814,057)

Net loss	(19,743,901)	(15,255,918)	(241,663,065)

Redeemable convertible preferred stock dividends and accretion of issuance costs	—	—	(12,297,601)

Net loss attributable to common stockholders	$(19,743,901)	$(15,255,918)	$(253,960,666)

Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(0.61)

Weighted average shares used to compute basic and diluted loss per share attributable to common stockholders	24,954,071	25,169,524

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Deficit
	Common Stock			Accumulated	Accumulated
	$0.01 Par Value		Additional	Other	During the	Total	Total
	Number of	Par	Paid-In	Comprehensive	Development	Stockholders’	Comprehensive
	Shares	Value	Capital	Income	Stage	Deficit	Loss
Balance at January 1, 2009	25,069,406	$250,694	$177,878,193	$457,834	$(226,407,147)	$(47,820,426)

Issuance of common stock on exercise of options	49,500	496	86,655	—	—	87,151

Issuance of restricted stock	68,750	687	—	—	—	687

Stock-based compensation	—	—	492,380	—	—	492,380

Unrealized loss on available-for-sale securities, net of tax credit of $157,000	—	—	—	(240,328)	—	(240,328)	$(240,328)

Currency translation adjustment	—	—	—	(2,881)		(2,881)	(2,881)

Net loss	—	—	—	—	(15,255,918)	(15,255,918)	(15,255,918)

Total comprehensive loss	—	—	—	—	—	—	$(15,499,127)

Balance at March 31, 2009	25,187,656	$251,877	$178,457,228	$214,625	$(241,663,065)	$(62,739,335)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Three Months Ended March 31,		to March 31,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(19,743,901)	$(15,255,918)	$(241,663,065)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	5,797,535	5,488,374	33,572,811
Depreciation and amortization	184,443	263,394	12,869,999
Stock-based compensation expense	609,142	492,380	17,186,830
Deferred rent	—	—	(157,987)
Change in fair value of bond derivative	—	—	(150,000)
Other	—	—	4,787
Changes in assets and liabilities:
Accounts receivable	48,487	61,530	(1,083)
Prepaid expenses and other current assets	(146,115)	(761,576)	(579,608)
Accounts payable	(388,567)	(208,799)	(188,962)
Accrued expenses and other	(3,047,887)	(2,230,173)	8,158,071
Accounts payable and accrued expenses-related parties	(338,621)	244,619	702,867
Other assets	—	—	7,291

Net cash used in operating activities	(17,025,484)	(11,906,169)	(170,238,049)

Cash flows from investing activities:
Purchase of investments	—	(25,576,739)	(228,551,038)
Proceeds from investments	7,236,739	27,400,000	150,849,479
Purchase of property and equipment	(167,348)	(204,415)	(7,941,509)
Loss on disposal of assets	—	—	337,441
Restricted cash	—	—	(500,000)
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash provided by (used in) investing activities	7,069,391	1,618,846	(85,498,567)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	38,001	—	75,690,626
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	—	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	—	424,647	2,763,762
Proceeds from sale of restricted stock	—	687	33,537
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	38,001	425,334	271,377,539

Effect of foreign exchange rate changes on cash and cash equivalents	(4,156)	(2,881)	(10,959)

Net decrease in cash and cash equivalents	(9,922,248)	(9,864,870)	15,629,964
Cash and cash equivalents — beginning of period	62,115,257	25,494,834	—

Cash and cash equivalents — end of period	$52,193,009	$15,629,964	$15,629,964

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
     Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At March 31, 2009, the Company had an accumulated deficit of $241.7 million including the $15.3 million net loss incurred for the first quarter of 2009. As of March 31, 2009, the Company had $15.6 million of cash and cash equivalents and $78.1 million of investments (mostly treasury bills with purchased maturities over 90 days), and working capital of approximately $86.2 million.
     The Company has funded its operations through March 31, 2009 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, and convertible notes and other notes payable. Based on the Company’s operating plans, including contractual obligations, Company management believes that existing cash and investments as of March 31, 2009, will be sufficient to finance planned operations through the end of 2010. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Zemiva, Trofex, Azedra, Onalta and Solazed. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.
     The Company conducts its operations and manages its business as one operating segment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     As described in Note 13 to the Consolidated Financial Statements for the year ended December 31, 2008, amounts previously reported as related party transactions in the statements of operations for the periods through September 30, 2008 included remuneration to members of the Board of Directors and Scientific Advisory Board for service on those Boards, as well as a consulting arrangement with a member of the Board. In the fourth quarter of 2008, the Company refined its definition of related parties to exclude compensation arrangements made in the ordinary course of business. Accordingly, the Company has reclassified these amounts incurred in the three month period ended March 31, 2008 of $190,728 (and such amounts in the inception-to-date balances) to be consistent with the refined 2008 presentation. The reclassification had no effect on total research and development expense or general and administrative expense in any period.
     Also effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements , or SFAS 157, for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material effect on the Company’s consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
     Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value.
     The Company carries its investments and its embedded derivative related to the bond financing agreement at fair value. The Company determines fair value of its investments based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes of its investments are not readily accessible or available. In determining the fair value, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s product candidates.
     The Company records cash equivalents, which are held in money market funds and invested U.S. treasuries with purchased maturities of less than 90 days, at fair value (level 1) as quoted prices and an active market exists.
     The Company measures and records the fair value of its available-for-sale securities at the closing market price at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in accumulated other comprehensive income.
     The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 8) through the use of unobservable inputs which include adjustable interest rates, fixed budgeted research spending based on a pre-determined timeline (as defined by the Company’s bond financing agreement), discount rate determined using an appropriate risk-free rate plus a credit spread, success factor probabilities for key product candidates at each phase of development and the likelihood that bond holders will allow for reinvestment in an alternative product upon occurrence of a product material adverse event (“MAE”). Contingent mandatory redemption amounts approximate the remaining budgeted research spending in the period in which a product MAE on a primary product is determined to have occurred. The fair value of the embedded derivative declines as product development proceeds successfully. Changes in the product development timeline would also have an effect on the fair value of the embedded derivative as potential repayments on the bond declines with the passage of time. In evaluating the assumptions utilized in the valuation model, the Company considered the progress and results of clinical trials conducted on its primary products and potential alternative products in the Company’s pipeline in the event of a product MAE. The Company has assigned success factor probabilities ranging from 78%-100% and deems that it is highly unlikely that: (1) a product MAE would occur in the time periods outlined in the bond financing agreement; and (2) bond holders would not allow for reinvestment of budgeted research spending in alternative products in the case of a product MAE. The Company had no purchases, sales, issuances, or settlements that would otherwise have an impact on the fair value of the embedded derivative.
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
     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$15,256,652	$15,256,652	$—	$—
Available-for-sale securities	$78,070,144	$78,070,144	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000
     The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3 for the three months ended March 31, 2008 and 2009:

	2008	2009
Beginning, January 1	$200,000	$50,000
Realized gain included in other income	—	—
Purchases, issuances and settlements	—	—
Transfers in/out of Level 3	—	—

Balance, March 31	$200,000	$50,000

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

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008	2009
Numerator:
Net loss attributable to common stockholders	$(19,743,901)	$(15,255,918)
Denominator:
Weighted average common shares outstanding	24,954,071	25,169,524
Net loss attributable to common stockholders per share — basic and diluted	$(0.79)	$(0.61)

     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three months ended March 31, 2008 and 2009, options to purchase 2,591,345 and 2,884,711 shares of common stock, respectively, and warrants to purchase 6,364,840 and 6,604,840, respectively, were not included in the computation of net loss per share, because the effect would be antidilutive.
5. STOCK-BASED COMPENSATION
     Pursuant to the annual automatic increase provisions of the Amended and Restated 2006 Equity Incentive Plan, an additional 1,002,776 shares have been reserved in 2009 to allow for a total of 4,300,902 shares issuable for share awards.
     Employees — The estimated fair value of stock options granted was determined using the Black-Scholes option pricing model. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock consistent with the expected option life, risk free interest rates, and dividend rates.
     There were no options granted during the three months ended March 31, 2008. The Company used the following assumptions in estimating the fair value of stock options granted for the three months ended March 31, 2009:

Risk free interest rates		2.06%
Expected dividend yield		0%
Expected life	6.25	years
Expected volatility		89%
     Information concerning stock option activity for the three months ended March 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Remaining
		Exercise	Contractual
	Number of	Price per	Life
	Shares	Share	(Years)
Options outstanding at beginning of period	3,195,070	$5.91
Granted	25,000	2.94
Exercised	(49,500)	1.76
Forfeitures	(285,859)	6.30

Options outstanding at end of period	2,884,711	5.92	7.11

Options exercisable	1,467,635	4.31	5.47

Options vested and expected to vest	2,268,235	5.49	6.63

Options available for grant	2,508,798

Weighted average fair value of options granted		$2.21

     Information concerning unvested restricted stock activity for the quarter ended March 31, 2009 is summarized as follows:

	Number	Grant Date
	of Shares	Fair Value
Nonvested shares at beginning of period	93,750	$7.78
Granted	—	—
Vested	—	—
Forfeited	(25,000)	$7.78

Nonvested shares at end of period	68,750	$7.78

     None of the restricted stock was vested at of March 31, 2009.
     All of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable.

     Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

			Period from
			January 10, 1997
			(Date of Inception)
			through
	March 31,		March 31,
	2008	2009	2009
Stock-based compensation charged to:
Research and development	$253,712	$210,941	$4,511,633
Research and development — related parties	—	—	117,019
General and administrative	355,430	281,439	12,558,178

Stock based compensation expense	$609,142	$492,380	$17,186,830

     As of March 31, 2009, the unamortized compensation expense of all stock option and restricted stock awards, net of estimated forfeitures were $2,841,052 and $219,358, respectively. These amounts will be amortized over an estimated weighted average period of 2.83 and 2.17 years, respectively.
6. CASH EQUIVALENTS AND INVESTMENTS
     Cash Equivalents and Investments — Cash equivalents were mainly invested in U.S. Treasury bills and money market accounts with purchased maturities less than 90 days. The Company’s investments were mainly held in U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ equity (deficit). Investments classified as short-term have maturities of less than one year. Investments classified as long-term have maturities of 1 to 2 years and it is management’s intent to hold such investments beyond one year, although these funds are available for use and therefore classified as available-for-sale. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings.
     The amortized cost, gross unrealized gains and losses, and fair value of investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2009
Short-term	$77,701,560	$368,584	$—	$78,070,144
December 31, 2008
Short-term	$73,468,987	$711,932	$—	$74,180,919
Long-term	$6,055,834	$53,980	$—	$6,109,814
     No gross realized gains or losses were recognized in Other Income or Expense for the periods ended December 31, 2008 and March 31, 2009.
7. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	December 31,	March 31,
	2008	2009
Accrued payroll, bonuses, severance and vacation	$1,477,554	$1,672,731
Clinical trials	5,876,255	3,915,662
Commercial manufacturing	868,114	855,030
Professional fees	608,083	507,538
Sponsored research and license agreements	565,620	511,750
Deferred tax liability	300,000	143,000
Other	756,793	602,695

Total accrued expenses	$10,452,419	$8,208,406

     Accounts payable and accrued expenses payable to related parties consist of professional fees owed to a law firm representing the Company as legal counsel. The law firm is considered a related party due to its affiliation with a former executive officer and significant investor of the Company.

8. DEBT
     Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31	March 31
	2008	2009
Bond principal	$150,000,000	$150,000,000
PIK interest	20,475,426	24,674,127
Bond discount	(15,543,947)	(14,591,935)

	$154,931,479	$160,082,192

     As of March 31, 2009, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 was $174,674,127.
     The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 11.79% and 9.84% for the three months ended March 31, 2008 and 2009, respectively. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond.
     The Bonds are redeemable by the Company, at its option and with a premium, beginning November 16, 2007. Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable.
     All of the Company’s assets are pledged as security for the obligations of the Company under the Indenture.
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
     The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to remeasure it at each reporting period at its fair value. The initial fair value of the embedded derivative was approximately $200,000 on the date of the issuance of the bonds and did not change materially through September 30, 2008. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2008 and March 31, 2009. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). The change in fair value of the embedded derivative of $150,000 was recognized in the quarter ended December 31, 2008.
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

     Under the Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $61.6 million for period end of March 31, 2009 (the “minimum amount”) and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount decreases on a monthly basis to $35.2 million for the year ending 2009 and to $29.2 million for year ending 2010 (the lowest minimum amount is $21.1 million at March 31, 2010); after which the amount increases to $45.0 million at July 1, 2011 and through the maturity date. The Company had Minimum Liquidity in excess of the required amount by approximately $32.1 million at March 31, 2009.
     The financial covenants in the Indenture also set limits on the Company’s capital expenditures in any year. Under the Indenture, capital expenditures may not exceed $5.0 million in year 2009, $3.0 million in year 2010, $5.0 million in year 2011, and $6.0 million in 2012. These maximum capital expenditure limits may be adjusted upwards in any given year, up to an additional $1.5 million, if the preceding year’s capital expenditures were less than the maximum level. In any year when a cyclotron is purchased, the maximum capital expenditure level is increased by the cost of the cyclotron, up to a maximum of $10.0 million.
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
9. COMMITMENTS AND CONTINGENCIES
     As of March 31, 2009, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2008 except as disclosed below.
     On March 27, 2009, the Company engaged Bogart Delafield Ferrier LLC (“BDF”) to advise the Company of business development activities through January 31, 2010, unless earlier terminated. In consideration of such services, the Company agrees to pay BDF a monthly retainer fee of $67,500 and success fees based on the total Transaction Value (as defined in the engagement letter) of any successful project undertaken by BDF as part of their services and for a period of twelve (12) months after the termination of their engagement or fifteen (15) months, in the event of an on-going project at the time of the termination of their engagement.
10. RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The adoption of FAS 161 did not have a significant impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the effect of the adoption of this standard will have on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Risk Factors
     When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes and the Risk Factors section included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2008.
     Statements in this interim report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in the Risk Factors section of our annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     Our lead molecular imaging radiopharmaceutical product candidate, Zemivatm, is being developed for the diagnosis of cardiac ischemia (insufficient blood flow to the heart muscle). Our other imaging candidate, Trofextm, is in development for the detection of metastatic prostate cancer. Our lead radiotherapeutic product candidates, Azedratm and Onaltatm, are both radiolabeled small molecules being developed for the treatment of neuroendocrine cancers. Solazedtm is a small molecule radiotherapeutic that is being developed for the treatment of metastatic melanoma. The table below summarizes the status of our current research and development programs at March 31, 2009:

Program	Primary Indication(s)	Status
Azedra (Ultratrace iobenguane I 131)	Pheochromocytoma	Phase 2b
	Neuroblastoma	Phase 2a
Onalta (Yttrium-90 edotreotide)	Carcinoid and pancreatic neuroendocrine tumors	Pre-Phase 3 (Europe)
Solazed (MIP-1145)	Metastatic melanoma	Phase 1
Trofex (MIP-1072)	Prostate cancer	Phase 1
Zemiva (iodofiltic acid I 123)	Cardiac ischemia	Pre-Phase 3

In March 2009, we announced several key clinical milestones regarding the progress of our research and development programs.
Azedra, Our Lead Molecular Radiotherapeutic Product
     We have received a Special Protocol Assessment (SPA) letter stating that the U.S. Food and Drug Administration (FDA) has reached agreement with the Company regarding the design of the pivotal Phase 2 trial for pheochromocytoma leading to the registration of our lead oncology candidate, Azedra™ (Ultratrace™ iobenguane I 131, formerly known as Ultratrace MIBG). We are developing Azedra for the treatment of neuroendocrine tumors, such as pheochromocytoma in adults and neuroblastoma in children. This study will be conducted in adults with pheochromocytoma. If successful, Azedra would be the first anti-cancer therapy in the United States indicated for the treatment of pheochromocytoma.
     An SPA is an agreement between the trial sponsor and the FDA covering the major design features such as patient population, choice of control, primary efficacy endpoint(s), safety monitoring plan, and statistical analysis plan of a clinical trial to be used as the pivotal evidence of safety and efficacy in support of regulatory approval. Having secured FDA’s agreement to the Phase 2 protocol, we plan to proceed immediately with initiation of the study.
Our Lead Molecular Imaging Radiopharmaceutical Products
Zemiva
     We have previously reported and provided positive detailed data on the results of Zemiva’s Phase 2 clinical trial (BP-23). The results from our Phase 2 clinical study (BP-23) demonstrated that Zemiva offers a significant clinical benefit in the rapid diagnosis of the chest pain patient. A Zemiva scan significantly improved the ability to diagnose cardiac ischemia when added to the current battery of tests that make up the standard of care in the Emergency Department setting. Zemiva consistently demonstrated this improvement in detection even in patients whose symptoms had subsided up to 30 hours prior to the scan.
     The results of the trial indicate that the combination of Zemiva imaging with initial clinical information resulted in:
•	Improved sensitivity for detecting ischemia that was statistically significant, when compared to the sensitivity of the initial clinical diagnosis alone.

•	A numerical increase in specificity for the diagnosis of cardiac ischemia though not statistically significant. (Specificity is the proportion of truly non-diseased persons who are so identified by a test.)

•	A significant increase in the negative predictive value to 89.6% for patients with cardiac ischemia when Zemiva was added. This result is a clinically relevant improvement versus the 72% obtained with standard diagnostic techniques alone. (Negative predictive value is the proportion of patients with negative test results who were correctly diagnosed.)

•	As a stand-alone test, Zemiva imaging provided an increased sensitivity for the diagnosis of cardiac ischemia when compared to the initial clinical diagnosis alone, without loss of specificity, as well as a significant improvement in negative predictive value.
     With the successful BP-23 results, we believe, and the FDA has confirmed that the Phase 2 clinical development requirements have been met and we will proceed to Phase 3. In recent discussions with the FDA to review these Phase 2 clinical development results and our proposal for Phase 3 clinical trial design, the Agency indicated that a single Phase 3 trial, with robust results, would be sufficient to support Zemiva’s approval. We are currently working with the FDA to reach agreement on a Phase 3 protocol and expect the Phase 3 trial to begin in early 2010.
Trofex
     Based on our very encouraging initial results of clinical data in men with prostate cancer, we will initiate studies to define the parameters for Phase 2 clinicals, such as the performance of Trofex in both normal men and men with metastatic disease. In particular we will be comparing Trofex to other conventional imaging techniques to establish the regulatory strategy for the Phase 2 and Phase 3 programs.

     Our goal is to continue to build our product portfolio by capitalizing on our internal resources, use of our proprietary technologies and by acquiring or in-licensing complementary products and technologies, and evaluating strategic partnering opportunities to provide value to our Company. We also intend to achieve the following key clinical milestones in 2009:
•	Reach agreement with FDA on Zemiva Phase 3 protocol design;

•	Initiate Azedra planned pivotal Phase 2 trial (IB-12b) for the treatment of malignant pheochromocytoma in adults;

•	Complete Azedra Phase 2a maximum tolerated dose study for neuroblastoma in children;

•	Obtain FDA agreement on Azedra SPA for accelerated approval for the treatment of high-hisk neuroblastoma in children in the second half of 2009; and

•	Complete Trofex proof of concept and dosimetry trial for the detection and staging of metastatic prostate cancer and complete fast track development pathway.
     We have had no revenue from product sales and have funded our operations through the public and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit of $241.7 million from inception through March 31, 2009.
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
Financial Operations Overview
Revenue—Research and Development Grants.
     Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near term. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government approvals, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $719,000 remaining portion of grants that we had been awarded as of March 31, 2009. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
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
     For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended
	March 31,	March 31,
Program	2008	2009
Azedra and Ultratrace platform	$1,861	$1,815
Onalta	433	842
Solazed	594	31
Trofex	449	536
Zemiva	3,349	274
Other Platform and general R&D programs	3,357	2,549

Total R&D expenses, including related party R&D	$10,043	$6,047

     The major reasons for the changes in R&D expenses by product candidate and general R&D programs in the first quarter 2009, compared to the first quarter 2008 are as follows:
▪	Onalta program expenses increased by $0.4 million related to the development and validation of Onalta drug compound as we prepare for our clinical trial in Europe.

▪	Solazed program expenses declined by $0.6 million as we prepare to advance the program to a Phase 1 clinical study due to favorable results from the pre-clinical trial testing conducted in 2008.

▪	The decrease in Zemiva program expenses of $3.1 million was due to the completion of our Phase 2 clinical study (BP-23) in December 2008. We are currently designing the Phase 3 clinical trial and expect the trial to begin in early 2010.

▪	General and other R&D expenses reflected a decrease of $0.8 million due to cost-cutting measures implemented for non-developmental programs.
     We do not know if we will be successful in developing our drug candidates. While we expect that expenses associated with the completion of our current clinical programs could be substantial, we believe that such expenses are not reasonably certain at this time. The future timing and amount of these development expenses is dependent upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, the advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, including regulatory requirements for government approvals, which can vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including with respect to:
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
     Beyond our lead drug candidates, we could select additional drug candidates and research projects for further development on an ongoing basis in response to the preclinical and clinical success, as well as the commercial potential of such drug candidates.
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
Stock-Based Compensation Expense.
     Operating expenses include stock-based compensation expense, which results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. We account for employee stock-based awards under SFAS No. 123(R), Share-Based Payment. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and non-employees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant

Other (Expense) Income, Net.
     Other (expense) income, net includes interest income, interest expense and the change in fair value of the bond derivative. Interest income consists of interest earned on our cash, cash equivalents and investments. Interest expense consists of interest incurred on debt instruments. Interest expense is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the bondholders in lieu of cash interest payments, the amortization of Bond financing expenses and discount.
Critical Accounting Policies
     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities.
     There have been no significant changes in our critical accounting policies since December 31, 2008 as described in the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
     In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The adoption of FAS 161 did not have a significant impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the effect of the adoption of this standard will have on the Company’s consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue — Research and Development Grants.
     Revenue increased by approximately $124,000, or 140%, to approximately $212,000 for the three months ended March 31, 2009 from approximately $88,000 for the three months ended March 31, 2008. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants obtained at the end of 2008 and timing of grant-related activities.
Research and Development Expense.
     Research and development expense decreased approximately $4.0 million or 40%, to $6.1 million for the three months ended March 31, 2009 from $10.0 million for the three months ended March 31, 2008. Key components of this spending decrease were attributed to the following: (1) completion of our Zemiva Phase 2 clinical trial which reduced overall program costs by about $3.1 million; (2) reduced clinical activity or costs of $0.6 million for Solazed to plan our Phase I clinical trial; and (3) reduction in costs of $0.8 million related to other non-key core programs to focus our resources on lead product candidates. These spending decreases were offset by an increase of $0.4 million for the development and validation of Onalta drug compound as we prepare for further clinical development.
     As our product candidates advance to late stage clinical trials, we anticipate incurring increased costs as expanded, larger-scale studies of patients with the target disease or disorder are conducted to obtain more definitive statistical evidence of efficacy and safety of the proposed product and dosing regimen. Such costs include, but are not limited to, fees from professional service firms helping to support the clinical programs by performing independent clinical monitoring, data acquisition and data evaluation, costs of expanding our research, development and clinical personnel which depends largely on the progression of the trials and costs associated with production and distribution of clinical trials’ material. We may incur additional costs to pursue the identification and development of other product candidates, which can be funded through our own resources or through strategic collaborations.
General and Administrative Expense.
     General and administrative expense decreased $0.8 million or 15%, to $4.4 million for the three months ended March 31, 2009 from $5.2 million for the three months ended March 31, 2008. This decrease is due primarily to the $0.3 million savings in compensation and benefits realized from the workforce reduction implemented in late 2008 and reduction in costs of $0.4 million related to the use of consultants and outside services to support corporate management, marketing and communications. We anticipate a significant reduction in our general and administrative expenses for 2009 due to our cost-cutting initiatives implemented in the latter half of 2008.

Other (Expense) Income, Net.
     Other expense, net increased $0.4 million to $5.0 million for the three months ended March 31, 2009 from other expense, net of $4.6 million for the three months ended March 31, 2008. During the first quarter of 2008 and 2009, interest expense was $5.8 million and $5.5 million, respectively, partially offset by interest income of $1.2 million and $0.5 million, respectively. The decrease in interest expense of $0.3 million in the first quarter of 2009 as compared to the first quarter of 2008 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”), offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of paid-in-kind (“PIK”) and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 11.79% and 9.84% for the three months ended March 31, 2008 and 2009, respectively. The decrease in interest income in the current quarter was the result of lower yields on our investments as well as a decrease in investment level. These investments and the associated income are utilized to fund current operations.
Liquidity and Capital Resources
     The Company has funded its operations from inception on January 10, 1997 through March 31, 2009 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes and research funding from government grants.
     At March 31, 2009, we had $15.6 million in cash and cash equivalents, and $78.1 million of investments mainly in U.S. treasury bills with maturities over 90 days, for a total of $93.7 million available to finance future operations. Our cash and cash equivalents, and investments are held at two financial institutions, of which substantially all amounts were held in one institution.
     Since our inception, we have generated significant operating losses in developing our product candidates. Accordingly, we have historically used cash to fund our operating activities. For the quarter ended March 31, 2009, we used approximately $11.9 million to fund operating losses which includes ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations and considering the financial covenants required under our indenture, we believe that the proceeds from our sale of bonds and warrants, together with our existing cash resources and government grant funding as of March 31, 2009, will be sufficient to finance our planned operations through the end of 2010. However, over the next several years, we could require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Zemiva, Trofex, Azedra, Onalta and Solazed. Our future capital requirements could depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through collaborative agreements, strategic alliances, public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business. The credit crisis in the U.S. may make it more difficult to obtain additional financing as well as adversely impact our ability to invest our excess cash funds. Further, the terms of our indenture include various covenants, including financial covenants that require us to maintain minimum liquidity, limit our maximum capital expenditures, restrict our ability to borrow money and make certain investments, among others. As of March 31, 2009, we were in compliance with the covenants.
Cash Flows
Quarter ended March 31, 2009, compared to the Quarter ended March 31, 2008
     Net cash used in operating activities decreased by $5.1 million to $11.9 million for the quarter ended March 31, 2009, compared to $17.0 million for the quarter ended March 31, 2008. The decrease in cash used in operations was primarily due to the decrease in net loss of $4.5 million and the decrease in payments for accounts payable and accrued expenses of $1.6 million in the first quarter 2009, compared to the first quarter 2008 and offset by an increase in prepayments to vendors of $0.6 million and reduction in non-cash interest expense of $0.3 million. The decreases in net loss and payments for accounts payable and accrued expenses were attributed to the reduction in research and development expenses of $4.0 million as compared to the same period in the prior year with the completion of our clinical trial for Zemiva and implementation of non-development program-related cost-cutting measures in the second half of 2008 to optimize the use of our cash resources. Operational efficiencies implemented in general and administrative functions also contributed a $0.8 million decrease in net loss for the quarter ended March 31, 2009. Net cash provided by investing activities decreased by $5.5 million to $1.6 million for the quarter ended March 31, 2009 from a net cash provided of $7.1 million in the quarter ended March 31, 2008 primarily due to lower amounts of funds invested as such are utilized to fund operations. Net cash provided by financing activities related primarily to the exercise of common stock options. We anticipate that our annual cash burn will be reduced by 10 to 20 percent in 2009 as compared to the year ended 2008.
Contractual Obligations
     Contractual obligations, as of March 31, 2009, are not significantly different than that shown on page 46 of our Annual Report filed on Form 10-K for December 31, 2008 except as discussed under Note 9, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financials Statements” for the three months ended March 31, 2009.
Off-Balance Sheet Arrangements
     We do not engage in nor have any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk due to Variable Interest Rates on Bonds
     We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The interest rate at March 31, 2009 was 9.17%. A one percent (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.7 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at March 31, 2009. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     You should consider carefully the information about the risks described, together with the other information contained in our Annual Report, this Quarterly Report and in our other public filings before making any investment decisions regarding our common stock. If any of the risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline, and you may lose all or part of the money you paid to buy our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2009.

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