Form 10-Q
period 2009-06-30
Molecular Insight Pharmaceuticals, Inc.
filed 2009-08-07
CIK 1340752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (617) 492-5554
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 25,241,411.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements - Unaudited
MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,494,834	$17,730,338
Investments	74,180,919	64,637,455
Accounts receivable	124,760	200,504
Prepaid expenses and other current assets	1,417,496	2,292,214

Total current assets	101,218,009	84,860,511
Property and equipment — net	5,452,180	5,279,732
Debt issuance costs — net	5,896,952	5,226,248
Restricted cash	500,000	500,000
Investments	6,109,814	—

Total assets	$119,176,955	$95,866,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$784,419	$1,005,134
Accrued expenses	10,452,419	7,537,752
Accounts payable and accrued expenses — related parties	351,581	398,703
Deferred revenue	25,000	25,000

Total current liabilities	11,613,419	8,966,589
Bonds payable — net of discount	154,931,479	165,042,502
Asset retirement obligation	276,693	285,524
Other long term liabilities	175,790	—
Commitments and contingencies (Note 9) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2008 and June 30, 2009; issued and outstanding, 25,069,406 and 25,241,411 shares at December 31, 2008 and June 30, 2009, respectively	250,694	252,414
Additional paid-in capital	177,878,193	179,487,839
Accumulated other comprehensive income	457,834	113,255
Deficit accumulated during the development stage	(226,407,147)	(258,281,632)

Total stockholders’ deficit	(47,820,426)	(78,428,124)

Total liabilities and stockholders’ deficit	$119,176,955	$95,866,491

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Period From
					January 10, 1997
					(Date of
	Three Months Ended		Six Months Ended		Inception)
	June 30,		June 30,		Through
	2008	2009	2008	2009	June 30, 2009

Revenue — research and development grants	$88,031	$137,274	$176,296	$349,133	$5,969,957

Operating expenses:
Research and development	10,075,746	7,064,561	20,118,360	13,111,868	136,684,611
Research and development — related parties	—	—	—	—	855,402
General and administrative	5,345,779	4,069,225	9,762,484	7,580,753	74,557,711
General and administrative — related parties	1,010,159	619,443	1,774,162	1,509,356	10,570,066
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	16,431,684	11,753,229	31,655,006	22,201,977	232,434,920

Loss from operations	(16,343,653)	(11,615,955)	(31,478,710)	(21,852,844)	(226,464,963)

Other income (expense)
Interest income	897,910	295,122	2,086,601	760,086	8,067,403
Interest expense	(5,564,312)	(5,297,734)	(11,361,847)	(10,781,727)	(39,976,872)
Interest expense-related parties	—	—	—	—	(57,200)
Change in fair value of bond derivative	—	—	—	—	150,000

Total other expense, net	(4,666,402)	(5,002,612)	(9,275,246)	(10,021,641)	(31,816,669)

Net loss	(21,010,055)	(16,618,567)	(40,753,956)	(31,874,485)	(258,281,632)
Redeemable convertible preferred stock dividends and accretion of issuance costs	—	—	—	—	(12,297,601)

Net loss attributable to common stockholders	$(21,010,055)	$(16,618,567)	$(40,753,956)	$(31,874,485)	$(270,579,233)

Net loss per common share:
Basic and diluted net loss per common share	$(0.84)	$(0.66)	$(1.63)	$(1.27)

Weighted average shares used to compute basic and diluted net loss per common share	24,972,906	25,176,379	24,963,488	25,138,850

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ DEFICIT
(UNAUDITED)

					Deficit
	Common Stock			Accumulated	Accumulated
	$0.01 Par Value		Additional	Other	During the	Total	Total
	Number of	Par	Paid-In	Comprehensive	Development	Stockholders'	Comprehensive
	Shares	Value	Capital	Income	Stage	Deficit	Loss
Balance at January 1, 2009	25,069,406	$250,694	$177,878,193	$457,834	$(226,407,147)	$(47,820,426)

Issuance of common stock on exercise of options	103,255	1,033	138,872	—	—	139,905

Issuance of restricted stock	68,750	687	—	—	—	687

Stock-based compensation	—	—	1,470,774	—	—	1,470,774

Change in unrealized loss on available-for-sale securities, net of tax credit of $224,000	—	—	—	(342,827)	—	(342,827)	$(342,827)

Currency translation adjustment	—	—	—	(1,752)		(1,752)	(1,752)

Net loss	—	—	—	—	(31,874,485)	(31,874,485)	(31,874,485)

Total comprehensive loss	—	—	—	—	—	—	$(32,219,064)

Balance at June 30, 2009	25,241,411	$252,414	$179,487,839	$113,255	$(258,281,632)	$(78,428,124)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 10, 1997
			(Date of Inception)
	Six Months Ended June 30,		to June 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(40,753,956)	$(31,874,485)	$(258,281,632)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	11,673,497	10,790,558	38,874,995
Depreciation and amortization	379,236	512,209	13,118,814
Stock-based compensation expense	1,475,319	1,470,774	18,165,224
Deferred rent	—	—	(157,987)
Change in fair value of bond derivative	—	—	(150,000)
Other	—	—	4,787
Changes in assets and liabilities:
Accounts receivable	(64,544)	(75,744)	(138,357)
Prepaid expenses and other current assets	(160,447)	(1,212,214)	(1,030,246)
Accounts payable	(860,108)	207,184	227,021
Accrued expenses and other	(1,638,839)	(2,775,932)	7,612,312
Accounts payable and accrued expenses-related parties	(656,992)	47,122	505,370
Other assets	—	—	7,291

Net cash used in operating activities	(30,606,834)	(22,910,528)	(181,242,408)

Cash flows from investing activities:
Purchase of investments	(37,077,050)	(32,413,549)	(235,387,848)
Proceeds from investments	35,700,382	47,500,000	170,949,479
Purchase of property and equipment	(777,828)	(416,755)	(8,153,849)
Loss on disposal of assets	—	—	337,441
Restricted cash	(500,000)	—	(500,000)
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash provided by (used in) investing activities	(2,654,496)	14,669,696	(72,447,717)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	—	—	75,690,626
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	—	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	46,814	477,401	2,816,516
Proceeds from sale of restricted stock	—	687	33,537
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	46,814	478,088	271,430,293

Effect of foreign exchange rate changes on cash and cash equivalents	(7,518)	(1,752)	(9,830)

Net decrease in cash and cash equivalents	(33,222,034)	(7,764,496)	17,730,338
Cash and cash equivalents — beginning of period	62,115,257	25,494,834	—

Cash and cash equivalents — end of period	$28,893,223	$17,730,338	$17,730,338

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
     Operations — The Company has incurred significant net losses and negative operating cash flows since inception. At June 30, 2009, the Company had an accumulated deficit of $258.3 million including the $31.9 million net loss incurred for the six months ended June 30, 2009. As of June 30, 2009, the Company had $17.7 million of cash and cash equivalents and $64.6 million of investments (mostly treasury bills with purchased maturities over 90 days), and working capital of approximately $75.9 million.
     The Company has funded its operations through June 30, 2009 mainly through the issuance of bonds and warrants, redeemable convertible preferred stock, common stock, convertible notes and other notes payable and research funding from government grants. Based on the Company’s operating plans, including contractual obligations, Company management believes that existing cash and investments as of June 30, 2009, will be sufficient to finance planned operations through the third quarter of 2010. However, over the next several years, the Company will require significant additional funds to continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Zemiva, Trofex, Azedra, Onalta and Solazed. Future capital requirements will depend on many factors, including the scope of progress made in research and development activities and clinical trials’ results. Additional funds may be needed for future strategic acquisitions of businesses, products or technologies complementary to the Company’s business. If additional funds are required, the Company may raise such funds from time to time through public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. Financing may not be available on commercially acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the financial condition and results of operations. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.
     The Company conducts its operations and manages its business as one operating segment.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The December 31, 2008 consolidated balance sheet presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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
     As described in Note 13 to the Consolidated Financial Statements for the year ended December 31, 2008, amounts previously reported as related party transactions in the statements of operations for the periods through September 30, 2008 included remuneration to members of the Board of Directors and Scientific Advisory Board for service on those Boards, as well as a consulting arrangement with a member of the Board. In the fourth quarter of 2008, the Company refined its definition of related parties to exclude compensation arrangements made in the ordinary course of business. Accordingly, the Company has reclassified these amounts incurred in the three and six months period ended June 30, 2008 of $196,992 and $387,720, respectively, (and such amounts in the inception-to-date balances) to be consistent with the refined 2008 presentation. The reclassification had no effect on total research and development expense or general and administrative expense in any period.
     Effective January 1, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-2, Fair Value Measurements , for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of FSP FAS 157-2 for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material effect on the Company’s consolidated financial statements. However, this standard may have an impact on the Company’s consolidated financial statements in subsequent periods and require additional disclosures.
     Effective January 1, 2009, the Company implemented SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This standard is intended to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. This standard is effective for interim and annual financial statements beginning after November 15, 2008. The adoption of SFAS 161 did not have a significant impact on the Company’s financial statements.
     Effective June 30, 2009, the Company implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on the Company’s financial position or results of operations but has resulted in additional disclosure of the fair values attributable to the Company’s debt obligations in the consolidated financial statements.
     Also effective June 30, 2009, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date these financial statements were issued. During this period the Company did not have any material subsequent events.
3. FAIR VALUE MEASUREMENTS
     Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value. Management, using the best information available, has estimated, the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders, to be approximately $140.5 million at June 30, 2009. The fair value of the bond obligations was required to be estimated due to the fact that the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments. The estimated fair value was derived by calculating the expected present value of estimated future cash payments of the Company’s bond obligations discounted at a rate that approximates the spread of the lowest rated industrial curve over the LIBOR rate for which yield data is publicly available. This rate was considered appropriate based on the Company’s credit standing, restrictive covenants, and other terms pertaining to the debt. Although the estimated fair value of the Company’s long-term debt is less than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision.
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
     The Company records cash equivalents, which are held in money market funds and invested U.S. treasuries with purchased maturities of less than 90 days, at fair value determined by quoted prices in an active market (level 1).
     The Company measures and records the fair value of its available-for-sale securities at the closing market price at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in accumulated other comprehensive income.
     The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 8) through the use of unobservable inputs (level 3) which include adjustable interest rates, fixed budgeted research spending based on a pre-determined timeline (as defined by the Company’s bond financing agreement), discount rate determined using an appropriate risk-free rate plus a credit spread, success factor probabilities for key product candidates at each phase of development and the likelihood that bond holders will allow for reinvestment in an alternative product upon occurrence of a product material adverse event (“MAE”). Contingent mandatory redemption amounts approximate the remaining budgeted research spending in the period in which a product MAE on a primary product is determined to have occurred. The fair value of the embedded derivative declines as product development proceeds successfully. Changes in the product development timeline would also have an effect on the fair value of the embedded derivative as potential repayments on the bond declines with the passage of time. In evaluating the assumptions utilized in the valuation model, the Company considered the progress and results of clinical trials conducted on its primary products and potential alternative products in the Company’s pipeline in the event of a product MAE. The Company has assigned success factor probabilities ranging from 78%-100% and deems that it is highly unlikely that: (1) a product MAE would occur in the time periods outlined in the bond financing agreement; and (2) bond holders would not allow for reinvestment of budgeted research spending in alternative products in the case of a product MAE. The Company had no purchases, sales, issuances, or settlements that would otherwise have an impact on the fair value of the embedded derivative.
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

     The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$17,130,350	$17,130,350	$—	$—
Available-for-sale securities	$64,637,455	$64,637,455	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000
     The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3 for the six months ended June 30, 2008 and 2009:

	2008	2009
Beginning, January 1	$200,000	$50,000
Realized gain included in other income	—	—
Purchases, issuances and settlements	—	—
Transfers in/out of Level 3	—	—

Balance, June 30	$200,000	$50,000

4. NET LOSS PER SHARE
     Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.
     Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three and six months ended June 30, 2008 and 2009, options to purchase 3,524,322 and 4,327,321 shares of common stock, respectively, and warrants to purchase 6,364,840 and 6,604,840, respectively, were not included in the computation of net loss per share, because the effect would be anti-dilutive.
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
     The Company used the following assumptions in estimating the fair value of stock options granted for the six months ended June 30, 2008 and 2009:

	2008	2009
Risk free interest rates	2.99-3.35%	1.75-2.36%
Expected dividend yield	0%	0%
Expected life	6.25 years	5.50 - 6.25 years
Expected volatility	65%	89-101%

     Information concerning stock option activity for the six months ended June 30, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Remaining
		Exercise	Contractual
	Number of	Price per	Life
	Shares	Share	(Years)
Options outstanding at beginning of period	3,195,070	$5.91
Granted	1,678,946	3.95
Exercised	(103,255)	1.36
Forfeitures	(443,441)	6.17

Options outstanding at end of period	4,327,320	5.24	7.97

Options exercisable	1,642,323	4.95	5.82

Options vested and expected to vest	3,228,933	5.19	7.52

Options available for grant	960,727

Weighted average fair value of options granted		$2.94

     The Company’s annual award of stock options were granted by the Compensation Committee of the Board of Directors during the quarter ended June 30, 2009. A total of 978,113 stock options were awarded to employees and executive officers vesting over a period of two years, 8,333 of fully vested stock options were awarded to an executive officer, and 125,000 stock options were awarded to non-employee directors vesting over a period of one year. In addition, 500,000 stock options were granted to the Company’s newly hired Chief Executive Officer (“CEO”) which vest over a period of four years from his employment start date. Further, the CEO was granted an inducement grant of 125,000 stock options outside of the Company’s Amended and Restated 2006 Equity Incentive Plan. These options will vest upon achievement of certain performance milestones and were granted at the regularly scheduled quarterly meeting of the Compensation Committee in July 2009.
     During the six months ended June 30, 2009, the Compensation Committee also granted 57,500 new hire stock options vesting over a period of four years.
     There were 10,000 non-employee stock options granted during the quarter ended June 30, 2009.
     Information concerning unvested restricted stock activity for the six months ended June 30, 2009 is summarized as follows:

	Number	Grant Date
	of Shares	Fair Value
Nonvested shares at beginning of period	93,750	$7.78
Granted	—	—
Vested	(22,343)	7.78
Forfeited	(25,000)	7.78

Nonvested shares at end of period	46,407	$7.78

     Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable.
     Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,
	2008	2009
Stock-based compensation charged to:
Research and development	$357,037	$531,555
General and administrative	509,140	446,839

Stock based compensation expense	$866,177	$978,394

			Period from
			January 10, 1997
			(Date of Inception)
	Six Months Ended June 30,		through
	2008	2009	June 30, 2009
Stock-based compensation charged to:
Research and development	$610,749	$742,496	$5,043,188
Research and development — related parties	—	—	117,019
General and administrative	864,570	728,278	13,005,017

Stock based compensation expense	$1,475,319	$1,470,774	$18,165,224

     As of June 30, 2009, the unamortized compensation expense of all employee stock option and restricted stock awards, net of estimated forfeitures were $5,026,776 and $175,461, respectively. These amounts will be amortized over an estimated weighted average period of 2.65 and 2.89 years, respectively.
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
     The amortized cost, gross unrealized gains and losses, and fair value of investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2009
Short-term	$64,438,370	$203,565	$4,480	$64,637,455
December 31, 2008
Short-term	$73,468,987	$711,932	$—	$74,180,919
Long-term	$6,055,834	$53,980	$—	$6,109,814
     There were no gross realized gains or losses recognized in Other Income or Expense for the periods ended June 30, 2008 and June 30, 2009.
7. ACCRUED EXPENSES
     Accrued expenses consist of the following:

	December 31,	June 30,
	2008	2009
Accrued payroll, bonuses, severance and vacation	$1,477,554	$2,594,714
Clinical trials	5,876,255	2,542,355
Commercial manufacturing	868,114	488,716
Professional fees	608,083	430,492
Sponsored research and license agreements	565,620	1,055,000
Deferred tax liability	300,000	76,000
Other	756,793	350,475

Total accrued expenses	$10,452,419	$7,537,752

     During the three and six months ended June 30, 2009, the Company decreased the clinical trial accruals and research and development costs by $1,588,000 and $1,822,000, respectively, due to true-ups of estimates for various program costs.

     Accounts payable and accrued expenses payable to related parties consist of professional fees owed to a law firm representing the Company as legal counsel. The law firm is considered a related party due to its affiliation with a former executive officer and significant investor of the Company.
8. DEBT
     Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31	June 30
	2008	2009
Bond principal	$150,000,000	$150,000,000
PIK interest	20,475,426	28,681,201
Bond discount	(15,543,947)	(13,638,699)

	$154,931,479	$165,042,502

     As of June 30, 2009, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 was $178,681,201.
     The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 11.00% and 9.08% for the three months ended June 30, 2008 and 2009, respectively and 11.39% and 9.46% for the six months ended June 30, 2008 and 2009, respectively . Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond.
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
     The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to remeasure it at each reporting period at its fair value. The initial fair value of the embedded derivative was approximately $200,000 on the date of the issuance of the bonds and did not change materially through September 30, 2008. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2008 and June 30, 2009. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). The change in fair value of the embedded derivative of $150,000 was recognized in the quarter ended December 31, 2008.
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
     Under the Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $47.5 million for period end of June 30, 2009 (the “minimum amount”) and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount decreases on a monthly basis to $35.2 million for the year ending 2009 and to $29.2 million for year ending 2010 (the lowest minimum amount is $21.1 million at March 31, 2010); after which the amount increases to $45.0 million at July 1, 2011 and through the maturity date. The Company had Minimum Liquidity in excess of the required amount by approximately $34.8 million at June 30, 2009.
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
9. COMMITMENTS AND CONTINGENCIES
     As of June 30, 2009, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2008 except as disclosed below and in the Form 10-Q for the quarter ended March 31, 2009.
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

10. RECENT ACCOUNTING PRONOUNCEMENTS
     On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification will not have an impact on the Company’s consolidated financial statements.

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
     Our lead molecular imaging radiopharmaceutical product candidate, Zemiva™, is being developed for the diagnosis of cardiac ischemia (insufficient blood flow to the heart muscle). Our other imaging candidate, Trofex™, is in development for the detection of metastatic prostate cancer. Our lead radiotherapeutic product candidates, Azedra™ and Onalta™, are both radiolabeled small molecules being developed for the treatment of neuroendocrine cancers. Solazed™ is a small molecule radiotherapeutic that is being developed for the treatment of metastatic melanoma. The table below summarizes the status of our current research and development programs at June 30, 2009:

Program	Primary Indication(s)	Status
Azedra (Ultratrace iobenguane I 131)	Pheochromocytoma	Phase 2b
	Neuroblastoma	Phase 2a
Onalta (Yttrium-90 edotreotide)	Carcinoid and Pancreatic neuroendocrine tumors	Pre-Phase 3 (Europe)
Solazed (Ioflubenzamide I 131)	Metastatic melanoma	Phase 1
Trofex (MIP-1072)	Prostate cancer	Phase 1
Zemiva (iodofiltic acid I 123)	Cardiac ischemia	Pre-Phase 3
Clinical Milestones - 2009
     Our goal is to continue to build our product portfolio by capitalizing on our internal resources, use of our proprietary technologies and by acquiring or in-licensing complementary products and technologies, and evaluating strategic partnering opportunities to provide value to our Company. We also intend to achieve the following key clinical milestones in 2009:
•	Reach agreement with FDA on Zemiva Phase 3 protocol design;

•	Initiate Azedra planned pivotal Phase 2 trial (IB-12b) for the treatment of malignant pheochromocytoma in adults;

•	Complete Azedra Phase 2a maximum tolerated dose study for neuroblastoma in children;

•	Initiate Azedra Phase 2 trial for the treatment of high-hisk neuroblastoma in children, in the second half of 2009; and

•	Complete Trofex proof of concept and dosimetry trial for the detection and staging of metastatic prostate cancer and explore fast track development pathway.
     As disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2009, we had achieved several key clinical milestones regarding the progress of our research and development programs.
Azedra, Our Lead Molecular Radiotherapeutic Product
     We have received a Special Protocol Assessment (SPA) letter stating that the U.S. Food and Drug Administration (FDA) has reached agreement with the Company regarding the design of the pivotal Phase 2 trial for pheochromocytoma leading to the registration of our lead oncology candidate, Azedra™ (Ultratrace™ iobenguane I 131, formerly known as Ultratrace MIBG). We are developing Azedra for the treatment of neuroendocrine tumors, such as pheochromocytoma in adults and neuroblastoma in children. This ongoing study will be conducted in adults with pheochromocytoma. If successful, Azedra would be the first anti-cancer therapy in the United States indicated for the treatment of pheochromocytoma.
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
     With the successful BP-23 results, we believe, and the FDA has confirmed that the Phase 2 clinical development requirements have been met and we will proceed to Phase 3. In recent discussions with the FDA to review these Phase 2 clinical development results and our proposal for Phase 3 clinical trial design, the Agency indicated that a single Phase 3 trial, with robust results, would be sufficient to support Zemiva’s approval. We are currently working with the FDA to reach agreement on a Phase 3 protocol and expect the Phase 3 trial to begin in 2010.
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
Financial Operations Overview
     We have had no revenue from product sales and have funded our operations through the public and private placement of equity securities, debt financings and government grant funding. We have never been profitable and have incurred an accumulated deficit of $258.3 million from inception through June 30, 2009. Further, we expect to incur significant operating losses for the next several years.
Revenue—Research and Development Grants.
     Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales and do not expect product sales in the near term. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to government approvals, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded, including the approximately $582,000 remaining portion of grants that we had been awarded as of June 30, 2009. In the event we are not successful in obtaining any new government grants or extensions to existing grants, our research and development efforts could be adversely affected.
Research and Development Expense.
     Research and development expense consists of expenses incurred in developing and testing product candidates. These expenses consist primarily of salaries and related expenses for employees, as well as fees from contract research organizations, independent clinical investigators, fees paid to third-party professional service providers for monitoring our clinical trials and for acquiring and evaluating clinical trial data, costs of contract manufacturing services and materials used in clinical trials, depreciation of capital assets used to develop our product candidates, and facilities operating costs. We expense research and development costs as incurred. Certain research and development activities are partially funded by NIH grants described above. All costs related to such grants are included in research and development costs. We believe that significant investment in product development is necessary and plan to continue these investments as we seek to develop our product candidates and proprietary technologies.
     We do not know if we will be successful in developing our drug candidates. While we expect that expenses associated with the completion of our current clinical programs could be substantial, we believe that such expenses are not reasonably certain at this time. The future timing and amount of these development expenses is dependent upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, the advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, including regulatory requirements for government approvals, which can vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including:
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
     We own a domestic radiopharmaceutical manufacturing facility located in Denton, Texas. The facility provides more than 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space and is intended to be used for the manufacture of molecular imaging and targeted radiotherapeutic product candidates. In May 2008, the Company was granted a 10-year radioactive materials license that expires in May 2018 by the State of Texas. As of June 30, 2009, the facility was not yet placed in service and has a carrying value of $3.8 million which includes the acquisition costs of the land, building and equipment. Completion of the build-out of the facility has been deferred until manufacturing requirements for our clinical trials are determined. When determined, we anticipate that the build-out of the facilities would require a minimum of six months to complete.
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
Recent Accounting Pronouncements
     On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification will not have an impact on our consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009
Revenue — Research and Development Grants.
     Revenue increased by approximately $49,000 or 56%, to approximately $137,000 for the three months ended June 30, 2009 from approximately $88,000 for the three months ended June 30, 2008. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants obtained at the end of 2008 and timing of grant-related activities.
Research and Development Expense.
     For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended
	June 30,	June 30,
Program	2008	2009
Azedra and Ultratrace platform	$2,150	$2,623
Onalta	423	130
Solazed	219	35
Trofex	368	943
Zemiva	2,898	(312)
Other Platform and general R&D programs	4,018	3,646

Total R&D expenses, including related party R&D	$10,076	$7,065

     Research and development expense decreased approximately $3.0 million or 30%, to $7.1 million for the three months ended June 30, 2009 from $10.1 million for the three months ended June 30, 2008. Key components of this spending decrease were attributed to the following: (1) a decrease of $3.2 million in overall Zemiva program costs due to true-ups of accrual estimates of $1.6 million and the completion of our Zemiva Phase 2 (BP-23) clinical trial in December 2008; (2) reduced clinical activities or costs of $0.5 million for Onalta and Solazed to plan our European and Phase I clinical trials, respectively; (3) increased costs of $0.6 million primarily for preclinical animal testing conducted in the current year for Trofex; and (4) reduction in other platform and general research and development costs of $0.4 million primarily due to reallocation of $0.5 million in payroll costs to key programs and a decrease in consultants and travel related expenses of $0.2 million, offset by an increase in payroll related costs of $0.4 million due to an increase in research and development personnel in the second quarter of 2008. These spending decreases were offset by an increase of $0.5 million primarily due to manufacturing preparation costs for the commercial supply and manufacture of Azedra.
General and Administrative Expense.
     General and administrative expense decreased $1.7 million or 26%, to $4.7 million for the three months ended June 30, 2009 from $6.4 million for the three months ended June 30, 2008. This decrease is due primarily to the $0.2 million savings in recruiting, and compensation and benefits realized from the workforce reduction implemented in late 2008, a reduction in costs of $1.3 million related to the use of consultants and outside services to support corporate management, legal, accounting, marketing and communications, and $0.2 million decrease in travel and meeting related costs.
Other (Expense) Income, Net.
     Other expense, net increased $0.3 million to $5.0 million for the three months ended June 30, 2009 from other expense, net of $4.7 million for the three months ended June 30, 2008. During the three months ended June 30, 2008 and 2009, interest expense was $5.6 million and $5.3 million, respectively, partially offset by interest income of $0.9 million and $0.3 million, respectively. The decrease in interest expense of $0.3 million in the second quarter of 2009 as compared to the second quarter of 2008 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and paid-in-kind bonds (“PIK Bonds”), offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of paid-in-kind (“PIK”) and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 11.00% and 9.08% for the three months ended June 30, 2008 and 2009, respectively. The decrease in interest income in the current quarter was the result of lower yields on our investments as well as a decrease in investment level. These investments and the associated income are utilized to fund current operations.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009
Revenue — Research and Development Grants.
     Revenue increased by approximately $173,000, or 98%, to approximately $349,000 for the six months ended June 30, 2009 from approximately $176,000 for the six months ended June 30, 2008. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants obtained at the end of 2008 and timing of grant-related activities.

Research and Development Expense.
     For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Six months ended
	June 30,	June 30,
Program	2008	2009
Azedra and Ultratrace platform	$4,010	$4,438
Onalta	857	972
Solazed	814	66
Trofex	817	1,479
Zemiva	6,246	(38)
Other Platform and general R&D programs	7,374	6,195

Total R&D expenses, including related party R&D	$20,118	$13,112

     Research and development expense decreased approximately $7.0 million or 35%, to $13.1 million for the six months ended June 30, 2009 from $20.1 million for the six months ended June 30, 2008. Key components of this spending decrease were attributed to the following: (1) a decrease of $6.3 million in overall Zemiva program costs due to true-ups of accrual estimates of $1.8 million and the completion of our Zemiva Phase 2 (BP-23) clinical trial in December 2008; (2) reduced clinical activities or costs of $0.6 million for Onalta and Solazed to plan our European and Phase I clinical trials, respectively; and (3) increased costs of $0.7 million primarily for preclinical animal testing conducted in the current year for Trofex; and (4) reduction in other platform and general research and development costs of $1.2 million primarily due to reallocation of $1.1 million in payroll costs to key programs and a decrease in consultants and travel related expenses of $0.4 million, offset by an increase in payroll related costs of $0.2 million due to an increase in research and development personnel in the second quarter of 2008. These spending decreases were offset by an increase of $0.4 million primarily due to manufacturing preparation costs for the commercial supply and manufacture of Azedra.
General and Administrative Expense.
     General and administrative expense decreased $2.4 million or 21%, to $9.1 million for the six months ended June 30, 2009 from $11.5 million for the six months ended June 30, 2008. This decrease is due primarily to the $0.6 million savings in recruiting, and compensation and benefits realized from the workforce reduction implemented in late 2008, a $0.3 million reduction in recruiting costs and reduction in costs of $1.8 million related to the use of consultants and outside services to support corporate management, legal, accounting, marketing and communications.
Other (Expense) Income, Net.
     Other expense, net increased $0.7 million to $10.0 million for the six months ended June 30, 2009 from other expense, net of $9.3 million for the six months ended June 30, 2008. During the six months ended June 30, 2008 and 2009, interest expense was $11.4 million and $10.8 million, respectively, partially offset by interest income of $2.1 million and $0.8 million, respectively. The decrease in interest expense of $0.6 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and paid-in-kind bonds (“PIK Bonds”), offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 11.39% and 9.46% for the six months ended June 30, 2008 and 2009, respectively. The decrease in interest income in the current period was the result of lower yields on our investments as well as a decrease in investment level. These investments and the associated income are utilized to fund current operations.

Liquidity and Capital Resources
     The Company has funded its operations from inception on January 10, 1997 through June 30, 2009 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes and research funding from government grants.
     At June 30, 2009, we had $17.7 million in cash and cash equivalents, and $64.6 million of investments mainly in U.S. treasury bills with maturities over 90 days, for a total of $82.3 million available to finance future operations. Our cash and cash equivalents, and investments are held at two financial institutions, of which substantially all amounts were held in one institution.
     Since our inception, we have generated significant operating losses in developing our product candidates. Accordingly, we have historically used cash to fund our operating activities. For the six months ended June 30, 2009, we used approximately $22.9 million to fund operating losses which includes ongoing research and development activities, clinical trials expenses, and administrative expenses. As we continue to develop our product candidates and begin to incur increased sales and marketing costs related to commercialization of our future products, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable products.
     Based on our operating plans, including our contractual obligations and considering the financial covenants required under our indenture, we believe that the proceeds from our sale of bonds and warrants, together with our existing cash resources and government grant funding as of June 30, 2009, will be sufficient to finance our planned operations through the third quarter of 2010. However, over the next several years, we could require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch Zemiva, Trofex, Azedra, Onalta and Solazed. Our future capital requirements could depend on many factors, including the scope of progress made in our research and development activities and our clinical trials’ results. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through collaborative agreements, strategic alliances, public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. If available, additional equity financing may be dilutive to holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business. The credit crisis in the U.S. may make it more difficult to obtain additional financing as well as adversely impact our ability to invest our excess cash funds. Further, the terms of our indenture include various covenants, including financial covenants that require us to maintain minimum liquidity, limit our maximum capital expenditures, restrict our ability to borrow money and make certain investments, among others. As of June 30, 2009, we were in compliance with the financial covenants.
Cash Flows
Six months ended June 30, 2008, compared to the Six months ended June 30, 2009
     Net cash used in operating activities decreased by $7.7 million to $22.9 million for the six months ended June 30, 2009, compared to $30.6 million for the six months ended June 30, 2008. The decrease in cash used in operations was primarily due to the decrease in net loss of $8.9 million attributed to the reduction in research and development expenses of $7.0 million as compared to the same period in the prior year primarily due to the completion of our clinical trial for Zemiva and operational efficiencies implemented in general and administrative functions which contributed a $2.4 million decrease in net loss for the six months ended June 30, 2009. This decrease in net loss was offset by the reduction of $0.9 million in non-cash interest expense as well as an increase of $0.4 million in payments to vendors for prepaid expenses, accounts payable and accrued expenses for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Net cash provided by investing activities increased by $17.3 million to $14.7 million for the six months ended June 30, 2009 from a net cash used of $2.7 million for the six months ended June 30, 2008 primarily due to liquidation of investments as such are utilized to fund operations. Net cash provided by financing activities related primarily to the exercise of common stock options. We anticipate that our annual cash burn will be reduced by 10 to 20 percent in 2009 as compared to the year ended

2008. Spending decreases are anticipated to come from reduced clinical trial activity and reductions in compensation expenses due to workforce reduction implemented in late 2008.
Contractual Obligations
     Contractual obligations, as of June 30, 2009, are not significantly different than that shown on page 46 of our Annual Report filed on Form 10-K for December 31, 2008 except as discussed under Note 9, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financials Statements” for the period ended June 30, 2009.
Off-Balance Sheet Arrangements
     We do not engage in nor have any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk due to Variable Interest Rates on Bonds
     We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus eight percent, determined on a quarterly basis. The interest rate at June 30, 2009 was 9.03%. A one percent (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.8 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at June 30, 2009. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds. The Company has opted to issue additional bonds in lieu of cash payments for interest, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 11, 2009, we held our 2009 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes of the stockholders specified below:
Proposal 1: To elect two Class III directors of the Company’s Board of Directors, each to serve for a term of three years or until his successor is elected and qualified.
     The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Class III Director Nominee	For	Withheld
John W. Babich, Ph.D.	15,335,424	5,803,690
Joseph M. Limber	15,347,025	5,792,089
Class I Directors and Class II Directors were not subject to election at the 2009 Annual Meeting of Stockholders and continue to hold office until the end of their terms.
Proposal 2: To ratify the selection of Deloitte & Touche LLP, independent registered public accounting firm, as auditors of our Company for the fiscal year ending December 31, 2009.
Our stockholders ratified the selection of Deloitte & Touche LLP as our auditors for the fiscal year ending December 31, 2009, by the following votes:

For	Against	Abstain	Broker Non-Vote
21,048,869	3,932	86,312	0

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2009.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.
By:	/s/ Daniel L. Peters
Daniel L. Peters
President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
4.1	Form of Common Stock

10.1	Offer Letter, between Molecular Insight Pharmaceuticals, Inc. and Daniel L. Peters (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2009)

10.2	Change of Control Agreement, between Molecular Insight Pharmaceuticals, Inc. and Daniel L. Peters (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 15, 2009)

10.3	Offer Letter, between Molecular Insight Pharmaceuticals, Inc. and Charles H. Abdalian, Jr., dated August 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 5, 2009)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002