Form 10-Q
period 2009-09-30
Molecular Insight Pharmaceuticals, Inc.
filed 2009-11-09
CIK 1340752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33284

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-0562086
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

160 Second Street, Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2009 was 25,268,327

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

INDEX TO FORM 10-Q

PAGE
PART I FINANCIAL INFORMATION	3
ITEM 1. Financial Statements-Unaudited	3
Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2009 and cumulative from the period from inception (January 10, 1997) to September 30, 2009	4
Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2009	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2009 and cumulative from the period from inception (January 10, 1997) to September 30, 2009	6
Notes to the Unaudited Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4. Controls and Procedures	26

PART II OTHER INFORMATION	27
ITEM 1. Legal Proceedings	27
ITEM 1A. Risk Factors	27
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3. Defaults Upon Senior Securities	30
ITEM 4. Submission of Matters to a Vote of Security Holders	30
ITEM 5. Other Information	31
ITEM 6. Exhibits	31
SIGNATURES	32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,494,834	$18,253,620
Investments	74,180,919	53,565,240
Accounts receivable	124,760	3,558,537
Prepaid expenses and other current assets	1,417,496	1,676,513

Total current assets	101,218,009	77,053,910
Property and equipment — net	5,452,180	4,996,598
Debt issuance costs — net	5,896,952	4,880,705
Restricted cash	500,000	500,000
Investments	6,109,814	—

Total assets	$119,176,955	$87,431,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$784,419	$1,689,793
Accrued expenses	10,452,419	8,908,195
Accounts payable and accrued expenses — related parties	351,581	—

Total current liabilities	11,588,419	10,597,988
Bonds payable — net of discount	154,931,479	169,964,152
Deferred revenue	25,000	4,425,000
Asset retirement obligation	276,693	290,045
Other long-term liabilities	175,790	—
Commitments and contingencies (Note 10) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at
December 31, 2008 and September 30, 2009; issued and outstanding, 25,069,406 and 25,268,327 shares at December 31, 2008 and September 30, 2009, respectively	250,694	252,683
Additional paid-in capital	177,878,193	181,517,829
Accumulated other comprehensive income	457,834	47,361
Deficit accumulated during the development stage	(226,407,147)	(279,663,845)

Total stockholders’ deficit	(47,820,426)	(97,845,972)

Total liabilities and stockholders’ deficit	$119,176,955	$87,431,213

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From January 10, 1997 (Date of Inception) Through September 30, 2009
	2008	2009	2008	2009
Revenue — research and development grants	$61,887	$101,239	$238,183	$450,372	$6,071,196
Operating expenses:
Research and development	11,867,455	8,964,002	31,985,815	22,075,870	145,648,613
Research and development — related parties	—	—	—	—	855,402
General and administrative	7,285,607	7,255,680	17,048,091	14,836,433	81,813,391
General and administrative — related parties	664,496	198,967	2,438,658	1,708,323	10,769,033
Amortization of licensed patent rights	—	—	—	—	9,767,130

Total operating expenses	19,817,558	16,418,649	51,472,564	38,620,626	248,853,569

Loss from operations	(19,755.671)	(16,317,410)	(51,234,381)	(38,170,254)	(242,782,373)
Other income (expense)
Interest income	825,353	202,390	2,911,954	962,476	8,269,793
Interest expense	(5,747,960)	(5,267,193)	(17,109,807)	(16,048,920)	(45,244,065)
Interest expense — related parties	—	—	—	—	(57,200)
Change in fair value of bond derivative	—	—	—	—	150,000

Total other expense, net	(4,922,607)	(5,064,803)	(14,197,853)	(15,086,444)	(36,881,472)

Net loss	(24,678,278)	(21,382,213)	(65,432,234)	(53,256,698)	(279,663,845)
Redeemable convertible preferred stock dividends and accretion of issuance costs	—	—	—	—	(12,297,601)

Net loss attributable to common stockholders	$(24,678,278)	$(21,382,213)	$(65,432,234)	$(53,256,698)	$(291,961,446)

Net loss per common share:
Basic and diluted net loss per common share	$(0.99)	$(0.85)	$(2.62)	$(2.12)

Weighted average shares used to compute basic and diluted net loss per common share	24,981,674	25,199,097	24,969,594	25,159,153

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit	Total Comprehensive Loss
	Number of Shares	Par Value
Balance at January 1, 2009	25,069,406	$250,694	$177,878,193	$457,834	$(226,407,147)	$(47,820,426)
Issuance of common stock on exercise of options	143,671	1,437	293,516	—	—	294,953
Issuance of restricted stock	55,250	552	135	—	—	687
Stock-based compensation	—	—	3,345,985	—	—	3,345,985
Change in unrealized loss on available-for-sale securities, net of tax credit of $268,500	—	—	—	(408,412)	—	(408,412)	$(408,412)
Currency translation adjustment	—	—	—	(2,061)	—	(2,061)	(2,061)
Net loss	—	—	—	—	(53,256,698)	(53,256,698)	(53,256,698)

Total comprehensive loss	—	—	—	—	—	—	$(53,667,171)

Balance at September 30, 2009	25,268,327	$252,683	$181,517,829	$47,361	$(279,663,845)	$(97,845,972)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Period from January 10, 1997 (Date of Inception) to September 30, 2009
	2008	2009
Cash flows from operating activities:
Net loss	$(65,432,234)	$(53,256,698)	$(279,663,845)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	17,740,883	16,062,272	44,146,709
Depreciation and amortization	638,036	746,986	13,353,591
Stock-based compensation expense	3,564,973	3,345,985	20,040,435
Deferred rent	—	—	(157,987)
Change in fair value of bond derivative	—	—	(150,000)
Other	—	—	4,787
Changes in assets and liabilities:
Accounts receivable	291,440	(3,433,777)	(3,496,390)
Prepaid expenses and other current assets	(182,797)	(535,502)	(353,534)
Accounts payable	106,860	899,267	919,104
Accrued expenses and other	432,280	(1,226,747)	9,161,497
Accounts payable and accrued expenses-related parties	(549,727)	(351,581)	106,667
Deferred revenue	—	4,400,000	4,400,000
Other assets	—	—	7,291

Net cash used in operating activities	(43.390,286)	(33,349,795)	(191,681,675)

Cash flows from investing activities:
Purchase of investments	(28,910,032)	(44,199,419)	(247,173,718)
Proceeds from investments	31,455,356	70,248,000	193,697,479
Purchase of property and equipment	(996,217)	(510,064)	(8,247,158)
Loss on disposal of assets	—	—	337,441
Restricted cash	(500,000)	—	(500,000)
Collection of advance and note from stockholder	—	—	135,500
Other	—	—	171,560

Net cash provided by (used in) investing activities	1,049,107	25,538,517	(61,578,896)

Cash flows from financing activities:
Proceeds from issuance of bonds and warrants, net	—	—	142,678,330
Proceeds from sales of common stock and warrants, net	—	—	75,690,626
Proceeds from issuance of notes payable, net	—	—	20,482,928
Proceeds from issuance of notes payable, warrants to stockholders	—	—	1,645,000
Payment on notes payable	—	—	(5,820,154)
Proceeds from sale of Series A redeemable convertible preferred, net	—	—	2,958,857
Proceeds from sale of Series B redeemable convertible preferred, net	—	—	4,681,275
Proceeds from sale of Series C redeemable convertible preferred, net	—	—	26,419,581
Payments on capital lease obligations	—	—	(74,999)
Proceeds from exercise of common stock options and warrants	65,207	571,438	2,910,553
Proceeds from sale of restricted stock	—	687	33,537
Repurchase of common stock	—	—	(50,400)
Repayment of loan payable	—	—	(20,000)
Repayment of installment note payable	—	—	(10,804)

Net cash provided by financing activities	65,207	572,125	271,524,330

Effect of foreign exchange rate changes on cash and cash equivalents	(11,776)	(2,061)	(10,139)

Net decrease in cash and cash equivalents	(42,287,748)	(7,241,214)	18,253,620
Cash and cash equivalents — beginning of period	62,115,257	25,494,834	—

Cash and cash equivalents — end of period	$19,827,509	$18,253,620	$18,253,620

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND OPERATIONS

Nature of Business — Molecular Insight Pharmaceuticals, Inc. (the “Company”) was incorporated in January 1997 and is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of targeted therapeutic and imaging radiopharmaceuticals, primarily for use in oncology. Product candidates are designed to improve patient diagnosis, treatment and management. The Company’s research programs are conducted both internally and through strategic collaborations. The Company is based in Cambridge, Massachusetts.

Development Stage Company — Revenue generating activities to date have been limited to research and development services pursuant to certain governmental research and development grants and no revenues have been recorded from the sale of products. Accordingly, the Company is classified as a development stage company. As discussed in the section below, with the signing of the supply agreement with a collaborator in October 2009, the Company expects to emerge from the development stage in the fourth quarter of 2009. The Company conducts its operations and manages its business as one operating segment.

Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, development stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, dependence on strategic partners, licensors and third party contractors to successfully research, develop, manufacture and commercialize its product candidates based on the Company’s technologies, maintaining compliance with the Bond Indenture’s covenants, and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, and its ability to reach commercial production of its product candidates.

Liquidity — The Company has incurred significant net losses and negative operating cash flows since inception. As of September 30, 2009, the Company had an accumulated deficit of $279.7 million including the $53.3 million net losses incurred for the nine months ended September 30, 2009. The Company has five clinical-stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, the Company expects to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As discussed in Note 9 to the condensed consolidated financial statements, in September 2009, the Company entered into a Territory License Agreement with BioMedica Life Sciences, S.A. (“BioMedica”) to sub-license its Onalta™ 90-Y edotreotide radiotherapeutic in certain countries. Further, in October 2009, the Company executed an exclusive 10-year agreement to supply Onalta to BioMedica and entered into an agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”) to manufacture Onalta. The Company has received $4.4 million of upfront payments from BioMedica and will also be eligible to receive regulatory milestone payments, as well as commercial milestones and tiered royalties on Onalta sales upon commercialization in addition to near- and long-term revenues from supplying Onalta for compassionate use, clinical trial supplies and, upon regulatory approval, commercial supply to the licensed BioMedica territories. While the Supply Agreement will provide the Company with a source of liquidity after net payments to EZN for manufacturing costs, future potential cash receipts from BioMedica, if any, are principally contingent upon the successful completion of contractually defined development and regulatory approval objectives. There is also considerable inherent uncertainty in the successful development and commercialization of products in the pharmaceutical industry.

The terms of the Bond Indenture include various covenants, including financial covenants that requires the Company to maintain a minimum liquidity, limit its maximum capital expenditures, and redemption provisions that restrict its ability to dispose of certain assets or property, dispose of or sell any non-primary product or any product consisting of outbound licensing arrangements, borrow money through the issuance of indebtedness and limit its ability to obtain financing through the sale of securities, among others. As of September 30, 2009, the Company was in compliance with the financial covenants.

The Company is currently in discussions with the indenture holders of its Senior Secured Floating Rate Bonds due November 2012 regarding relaxing certain terms of this indenture to address covenants relating to minimum liquidity among other covenants and redemption provisions that restrict the Company’s ability to raise additional financing, enter into strategic relationships and other arrangements. In conjunction with these discussions, the Company is also actively pursuing financing strategies to raise additional funds through public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements. The Company cannot be certain that it will reach agreement with the indenture holders on acceptable terms, or at all. If the Company is unable to reach an agreement with the indenture holders and obtain additional equity financing, it cannot be certain that it will be able to service its debt obligations or be in compliance with the requirements of the relevant provisions of the indenture. Given the current economic environment, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate the business.

As of September 30, 2009, the Company had $18.2 million of cash and cash equivalents and $53.6 million of investments. The Company continues to evaluate cost-efficiencies in the conduct of its research and development programs and was able to reduce cash used in operations by $10.0 million, as compared with the first nine months of 2008. The savings were primarily due to the completion of certain clinical trials and operational efficiencies implemented in general and administrative functions in the latter half of 2008. The Company believes that its existing cash, cash equivalents and investments, receipt of the upfront and future contractual cash payments from BioMedica, together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund its operations through the end of 2010 and maintain compliance with its debt covenants through at least September 30, 2010.

The Company’s failure to raise capital when needed could have a negative impact on its financial condition and its ability to pursue business strategies as well as potentially delay product research and development efforts and potentially require the Company to reduce the scope of, or eliminate one or more of its ongoing clinical programs. In addition, the Company may be required to implement further reduction in personnel and related costs and other discretionary expenditures that are within the Company’s control.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The December 31, 2008 consolidated balance sheet presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

As described in Note 13 to the Consolidated Financial Statements for the year ended December 31, 2008, amounts previously reported as related party transactions in the statements of operations for the periods through September 30, 2008 included remuneration to members of the Board of Directors and Scientific Advisory Board for service on those Boards, as well as a consulting arrangement with a member of the Board. In the fourth quarter of 2008, the Company refined its definition of related parties to exclude compensation arrangements made in the ordinary course of business. Accordingly, the Company has reclassified these amounts incurred in the three and nine months period ended September 30, 2008 of $678,519 and $1,066,239, respectively, (and such amounts in the inception-to-date balances), to be consistent with the refined 2008 presentation. The reclassification had no effect on total research and development expense or general and administrative expense in any period.

On June 3, 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC 105-10”), or the Codification, as the single source of authoritative Generally Accepted Accounting Principles, or GAAP, in the United States to be applied by all non-governmental entities. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other accounting literature not included in the Codification will be nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2009, the Company implemented new required fair value measurements and disclosures for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The new requirements did not have a material effect on the Company’s consolidated financial statements but may have an impact on the Company’s consolidated financial statements in subsequent periods and require additional disclosures.

Effective January 1, 2009, the Company implemented new required disclosures about derivative instruments and hedging activities to improve financial reporting about derivative instruments and hedging activities by enhanced disclosures to better understand their effects on a company’s financial position, results of operations and cash flows. The new disclosure requirements did not have a significant impact on the Company’s financial statements.

Effective June 30, 2009, the Company implemented new required interim disclosures about fair value of financial instruments to improve disclosures of qualitative and quantitative information, including methods and significant assumptions used to estimate the fair value of all financial instruments in interim, as well as in annual financial statements. The new disclosure requirements did not have a significant impact on the Company’s financial position or results of operations but has resulted in additional disclosure of the fair values attributable to the Company’s debt obligations in the consolidated financial statements.

Also effective June 30, 2009, the Company implemented the updates to accounting for subsequent events. The updates establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and are based on the same principles as those that currently exist in the auditing standards. The updates did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date these financial statements were issued. During this period the Company did not have any material subsequent events.

Effective, September 30, 2009, the Company implemented Accounting Standards Update (“ASU”) 2009-05, issued by the FASB in August 2009. ASU 2009-05 supplements and amends previous guidance for fair value measurements and disclosures, to clarify how an entity should measure the fair value of liabilities. Alternative valuation methods and a hierarchy for their use are also outlined in the ASU. The ASU also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective in the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 to address the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June15, 2010. Early adoption is permitted, and if early adopted, the entity would be required to apply the amendments in this ASU retrospectively from the beginning of the entity’s fiscal year. The Company has elected to early adopt this ASU. No retrospective adjustments were required upon adoption. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

3. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value. Management, using the best information available, has estimated, the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders, to be approximately $146.1 million at September 30, 2009. The fair value of the bond obligations was required to be estimated due to the fact that the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments. The estimated fair value was derived by calculating the expected present value of estimated future cash payments of the Company’s bond obligations discounted at a rate that approximates the spread of the lowest rated industrial curve over the LIBOR rate for which yield data is publicly available. This rate was considered appropriate based on the Company’s credit standing, restrictive covenants, and other terms pertaining to the debt. Although the estimated fair value of the Company’s long-term debt is less than the carrying amount, settlement at the reported fair value may not be possible or may not be a prudent management decision.

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

The Company records cash equivalents, which are held in money market funds and invested U.S. treasuries with purchased maturities of less than 90 days, at fair value determined by quoted prices in an active market (level 1 – see below definition).

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures and records the fair value of its available-for-sale securities at the closing quoted market price (level 1 – see below definition) at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in accumulated other comprehensive income.

The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 8) through the use of unobservable inputs (level 3 – see below definition) which include adjustable interest rates, fixed budgeted research spending based on a pre-determined timeline (as defined by the Company’s bond financing agreement), discount rate determined using an appropriate risk-free rate plus a credit spread, success factor probabilities for key product candidates at each phase of development and the likelihood that bond holders will allow for reinvestment in an alternative product upon occurrence of a product material adverse event (“MAE”). Contingent mandatory redemption amounts approximate the remaining budgeted research spending in the period in which a product MAE on a primary product is determined to have occurred. The fair value of the embedded derivative declines as product development proceeds successfully. Changes in the product development timeline would also have an effect on the fair value of the embedded derivative as potential repayments on the bond declines with the passage of time. In evaluating the assumptions utilized in the valuation model, the Company considered the progress and results of clinical trials conducted on its primary products and potential alternative products in the Company’s pipeline in the event of a product MAE. The Company has assigned success factor probabilities ranging from 78%-100% and deems that it is highly unlikely that: (1) a product MAE would occur in the time periods outlined in the bond financing agreement; and (2) bond holders would not allow for reinvestment of budgeted research spending in alternative products in the case of a product MAE. The Company had no purchases, sales, issuances, or settlements that would otherwise have an impact on the fair value of the embedded derivative.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$17,927,747	$17,927,747	$—	$—
Available-for-sale securities	$53,565,240	$53,565,240	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3 for the nine months ended September 30, 2008 and 2009:

	2008	2009
Beginning, January 1	$200,000	$50,000
Realized gain included in other income	—	—
Purchases, issuances and settlements	—	—
Transfers in/out of Level 3	—	—

Balance, September 30	$200,000	$50,000

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are anti-dilutive for all periods presented.

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three and nine months ended September 30, 2008 and 2009, options to purchase 3,377,275 and 4,217,580 shares of common stock, respectively, nonvested shares of 93,750 and 32,907, respectively, and warrants to purchase 6,604,840 were not included in the computation of net loss per share, because the effect would be anti-dilutive.

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

The Company used the following assumptions in estimating the fair value of stock options granted for the nine months ended September 30, 2008 and 2009:

	2008	2009
Risk free interest rates	2.99-3.41%	1.75-3.01%
Expected dividend yield	0%	0%
Expected life (non-performance-based options)	6.25 years	5.50-6.25 years
Expected life (performance-based options)	—	4.0 years
Expected volatility	65-72%	84-101%

Information concerning stock option activity granted under the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Plan”) for the nine months ended September 30, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Remaining Contractual Life (Years)
Options outstanding at beginning of period	3,195,070	$5.91
Granted	1,992,280	4.22
Exercised	(143,671)	2.05
Forfeitures	(826,099)	5.73

Options outstanding at end of period	4,217,580	5.28	7.58

Options exercisable	1,750,947	5.28	5.74

Options vested and expected to vest	3,189,967	5.29	7.14

Options available for grant	1,034,801

Weighted average fair value of options granted		$3.11

In the quarter ended September 30, 2009, the Chief Executive Officer (“CEO”) and an executive officer were granted 125,000 and 50,000 stock options, respectively, which will vest upon achievement of certain performance milestones and which the Company has assessed as probable of being achieved. The award to the CEO was granted as an employee inducement grant and was granted outside of the Company’s Amended and Restated 2006 Equity Incentive Plan. Further, 8,334 fully vested stock options were also awarded to an executive officer.

        Also during the quarter ended September 30, 2009, pursuant to the terms of the Severance Agreement entered into with the Company’s former Chief Financial Officer (“CFO”), in connection with the termination of his employment with the Company, the Company agreed to accelerate 37,500 of unvested stock options and extend the exercise period of such accelerated options and other vested options. The fair value of fully vested and exercisable stock options accelerated was approximately $112,000 and the incremental fair value of modified stock options of approximately $233,000 were recognized immediately as compensation expense.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s annual award of stock options were granted by the Compensation Committee of the Board of Directors during the quarter ended June 30, 2009. A total of 978,113 stock options were awarded to employees and executive officers vesting over a period of two years, 8,333 fully vested stock options were awarded to an executive officer, and 125,000 stock options were awarded to non-employee directors vesting over a period of one year. In addition, 500,000 stock options were granted to the Company’s CEO which vests over a period of four years from his employment start date.

During the nine months ended September 30, 2009, the Compensation Committee also granted 275,000 stock options to new hires, including the award to the Company’s newly hired CFO of 175,000 stock options, and 10,000 stock options to a non-employee. These stock options vest over a period of four years.

Information concerning unvested restricted stock activity for the nine months ended September 30, 2009 is summarized as follows:

	Number of Shares	Grant Date Fair Value
Nonvested shares at beginning of period	93,750	$7.78
Granted	—	—
Vested	(22,343)	7.78
Forfeited	(38,500)	7.78

Nonvested shares at end of period	32,907	$7.78

Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable.

Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

	Three Months Ended September 30,
	2008	2009
Stock-based compensation charged to:
Research and development	$417,380	$526,522
General and administrative	1,672,273	1,348,689

Stock-based compensation expense	$2,089,653	$1,875,211

	Nine Months Ended September 30,		Period from January 10, 1997 (Date of Inception) through September 30, 2009
	2008	2009
Stock-based compensation charged to:
Research and development	$1,028,129	$1,269,018	$5,569,710
Research and development — related parties	—	—	117,019
General and administrative	2,536,844	2,076,967	14,353,706

Stock-based compensation expense	$3,564,973	$3,345,985	$20,040,435

Stock-based compensation for the three and nine months ended September 30, 2008 includes a charge to general and administrative expense of $1,127,920 relating to the fair value of fully vested warrant to purchase 240,000 shares of the Company’s common stock for $7.91 per share issued in payment for consulting services.

As of September 30, 2009, the unamortized compensation expense of all employee stock option and restricted stock awards granted under the Company’s Plan, net of estimated forfeitures were $4,684,958 and $159,954, respectively. These amounts will be amortized over an estimated weighted average period of 2.37 and 2.64 years, respectively. The remaining unamortized compensation expense for the CEO inducement award was $137,278, which amount will be amortized over an estimated weighted average period of 0.36 years based on the assumption that the performance milestones will be achieved.

6. CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents and Investments — Cash equivalents were mainly invested in U.S. Treasury bills and money market accounts with purchased maturities less than 90 days. The Company’s investments were mainly held in U.S. Treasury bills with maturities over 90 days. These investments are recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ equity (deficit). Investments classified as short-term have maturities of less than one year. Investments classified as long-term have maturities of one to two years and it is management’s intent to hold such investments beyond one year, although these funds are available for use and therefore classified as available-for-sale. The Company

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings. Cash and cash equivalents, and investments are held at two financial institutions, of which substantially all amounts were held in one institution.

The amortized cost, gross unrealized gains and losses, and fair value of investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2009
Short-term	$53,476,240	$90,307	$1,307	$53,565,240
December 31, 2008
Short-term	$73,468,987	$711,932	$—	$74,180,919
Long-term	$6,055,834	$53,980	$—	$6,109,814

There were no gross realized gains or losses recognized in Other Income or Expense for the periods ended September 30, 2008 and September 30, 2009.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2008	September 30, 2009
Payroll, bonuses, severance and vacation	$1,477,554	$2,757,224
Clinical trials	5,876,255	2,514,440
Manufacturing	868,114	1,024,100
Professional fees	608,083	2,275,152
Sponsored research and license agreements	565,620	73,423
Deferred tax liability	300,000	31,500
Other	756,793	232,356

Total accrued expenses	$10,452,419	$8,908,195

During the quarters ended March 31, 2009 and June 30, 2009, the Company decreased its clinical trial accruals and research and development costs by $234,000 and $1,588,000, respectively, due to true-ups of estimates for various program costs.

Accounts payable and accrued expenses payable to related parties consist of professional fees owed to a law firm representing the Company as legal counsel. The law firm is considered a related party due to its affiliation with a former executive officer and significant investor of the Company through July 31, 2009.

8. DEBT

Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31 2008	September 30 2009
Bond principal	$150,000,000	$150,000,000
PIK interest	20,475,426	32,637,348
Bond discount	(15,543,947)	(12,673,196)

	$154,931,479	$169,964,152

As of September 30, 2009, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 were $182,637,348. The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 10.82% and 8.66% for the three months ended September 30, 2008 and 2009, respectively and 11.20% and 9.19% for the nine months ended September 30, 2008 and 2009, respectively. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond.

Upon certain events of default, the principal and accrued interest on the Bonds can be accelerated, and will become immediately payable. All of the Company’s assets are pledged as security for the obligations of the Company under the Indenture.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption of Bonds

The Indenture requires mandatory redemption of some or all of the Bonds upon defined events, such as the disposition of certain assets or property, disposition of or sale of any non-primary product, disposition of any product consisting of outbound licensing arrangements, the issuance of indebtedness (other than the PIK Bonds), the sale of securities in an equity financing, receipt by the Company of funds constituting extraordinary receipts, in the event of excess free cash flow over specified levels, and in the event of a product material adverse event (as defined in the Indenture).

The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to remeasure it at each reporting period at its fair value. The initial fair value of the embedded derivative was approximately $200,000 on the date of the issuance of the bonds and did not change materially through September 30, 2008. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2008 and September 30, 2009. The embedded derivative is classified in accrued expense in the consolidated balance sheet. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense). The change in fair value of the embedded derivative of $150,000 was recognized in the quarter ended December 31, 2008.

The Bonds become subject to redemption upon a change in control (defined as a person acquiring 30% or more of the voting securities of the Company). The Company may redeem the Bonds at its option and with a premium, beginning November 16, 2007. If redeemed at the following dates, the redemption price would be equal to the following:

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

Under the Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $40.0 million for the period ended September 30, 2009 (the “minimum amount”) and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount decreases on a monthly basis to $35.2 million for the period from October 1, 2009 to December 31, 2009 and to $29.2 million for the period from October 1, 2010 to December 31, 2010 (the lowest minimum amount is $21.1 million for the period from January 1, 2010 to March 31, 2010); after which the amount increases to $45.0 million for the period from July 1, 2011 and through the maturity date. The Company had Minimum Liquidity in excess of the required amount by approximately $31.8 million at September 30, 2009.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. LICENSING AGREEMENT

In September 2009, the Company entered into a Territory License Agreement (“Agreement”) with BioMedica to sub-license its Onalta™ 90-Y edotreotide radiotherapeutic in certain countries in Europe, the Middle East, North Africa, Russia and Turkey. The Agreement provides BioMedica an exclusive sub-license to intellectual property rights and know-how of the Company and Novartis Pharma AG (“Novartis”) with respect to Onalta. The Company had licensed the rights to edotreotide, the parent compound of Onalta, from Novartis. Under the Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in the specified territories and secure all regulatory approvals.

Under the terms of the Agreement, the Company will receive an initial, nonrefundable payment of $4.4 million and will be eligible to receive more than $10 million in total regulatory milestone and upfront payments, net of license payments to Novartis. The Company will also be eligible to receive milestone and tiered royalties on Onalta sales.

The Agreement also provides that during the term of the Agreement, BioMedica will purchase all of its requirements for Onalta exclusively and solely from the Company, a Company-designated third party manufacturer, and/or a BioMedica-designated third party manufacturer approved by the Company, the terms and conditions of which are outlined in a definitive supply agreement executed in October 2009 (“Supply Agreement”). The term of the Supply Agreement is for ten (10) years and provides for guaranteed monthly minimum purchases within a defined period of time by BioMedica.

Either BioMedica or the Company may terminate the Agreement immediately upon delivery of written notice to the other party upon the insolvency of the other party, the commitment by the other party of a material breach or an uncured material breach (as defined in the Agreement) within sixty (60) days of written notice specifying the breach and requiring its remedy. The Company may also be forced to terminate the Agreement in the event that Novartis exercises its right to terminate its license agreement with the Company in the event of a change in control of the Company by a direct competitor of Novartis.

Under the terms of the Agreement, unless earlier terminated by either party or Novartis through the exercise of a call-back option as provided under the terms of the Company’s license agreement with Novartis, the license extends until the later to occur of the expiration of the last of the licensed Novartis patents to expire, including any extensions in each country covered by such patents or ten (10) years from the first commercial sale of the product.

The Company has recognized the $4.4 million upfront license payment as deferred revenue on the consolidated balance sheet as of September 30, 2009. The Company had received $1.0 million of the upfront payment in September 2009 and recorded an accounts receivable of $3.4 million on the consolidated balance sheet as of September 30, 2009. The accounts receivable was subsequently collected in October 2009. No revenue has been recognized as of September 30, 2009.

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2008 except as disclosed below.

Concurrent with the Supply Agreement entered into with BioMedica in October 2009, the Company also entered into a ten (10)-year Facility Setup and Contract Manufacturing Agreement with Eckert & Ziegler Nuclitec GmbH (“EZN), a company with a licensed radiopharmaceutical manufacturing facility in Braunschweig, Germany. Under the terms of the agreement, EZN will manufacture and supply Onalta for compassionate use and registration clinical trials within the BioMedica territories, and for commercial sales, upon the European Medicines Agency (EMEA) marketing authorization approval of Onalta. The agreement also provides for EZN to establish an exclusive suite for the manufacture and supply of Onalta which will be funded by the Company and estimated at a cost of €1.3 million (approximately $1.9 million). The Company is also required to make fixed monthly payments to EZN aggregating €2.7 million (approximately $3.9 million) for the initial five (5) years following the effective date of the agreement in addition to product costs.

        In August 2009, the Company entered into a five-year, renewable Commercial Facility and Supply Agreement with MDS Nordion to establish a facility in Ottawa, Canada, in which to perform the process development for the manufacture and supply of Azedra for clinical trials and commercial supply upon U.S. regulatory approval. This agreement provides for an estimated aggregate facility cost of approximately C$4.1 million (approximately $3.8 million), portions of which are to be paid in advance of each project phase and provides for, among others, minimum purchase obligations during the term of the agreement and commencing with the first full month after completion of the facility; initial pricing and unit dose cost for each batch; and a monthly facility reservation fee during temporary suspensions of minimum purchase obligations which shall not be reimbursable or refundable but shall be credited in a given month only toward amounts owed by the Company for the purchase of batches in such month. As of September 30, 2009, the Company has made payments of approximately $1.9 million (C$2.2 million) towards the cost of the facility. Payments made are non-refundable once a phase has commenced. The project is expected to be ready for commercial production in the first half of 2010.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, the Company engaged a consultant to advise the Company on business development activities through January 31, 2010, unless earlier terminated. In consideration for such services, the Company agreed to pay the consultant a monthly retainer fee of $67,500 and success fees based on the total Transaction Value (as defined in the engagement letter) of any successful project undertaken by the consultant as part of their services and for a period of twelve (12) months after the termination of its engagement or fifteen (15) months, in the event of an on-going project at the time of the termination of their engagement. Under the terms of the engagement, the consultant is eligible to receive a maximum success fee of $1,950,000 less $270,000 of creditable monthly retainer fee payments in connection with execution of the Territory License Agreement with BioMedica as discussed in Note 9 to the consolidated financial statements. As allowed under generally accepted accounting principles, the Company has elected a policy decision to expense rather than defer direct business acquisition costs, and accrued the net fee of $1,680,000 as of September 30, 2009 as it is reasonably probable that such amount may be paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes and the Risk Factors section included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2008, as well as the Risk Factors section in this Form 10-Q.

Statements in this interim report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in the Risk Factors section of our annual report on Form 10-K and those set forth in the Risk Factors section in this Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a clinical-stage biopharmaceutical company and a pioneer in the emerging field of molecular medicine. We are focused on the discovery, development and commercialization of targeted therapeutic and imaging radiopharmaceuticals, primarily for use in oncology.

We have five clinical-stage candidates in development. The Company’s product candidates and their stages of development as of September 30, 2009 are summarized below:

Program	Primary Indication(s)	Stage of Development
Oncology
Azedra (Ultratrace iobenguane I 131)	Pheochromocytoma	Pivotal Phase 2b
	Neuroblastoma	Phase 2a
Onalta (Yttrium-90 edotreotide)	Metastatic carcinoid and pancreatic neuroendocrine tumors	Pre-Phase 3 (Europe)
Trofex (MIP-1072)	Metastatic prostate cancer	Phase 1
Solazed (Ioflubenzamide I 131)	Metastatic melanoma	Phase 1

Non-Oncology
Zemiva (Iodofiltic acid I 123)	Acute cardiac ischemia	Pre-Phase 3

Clinical Developments Regarding our Product Candidates

Oncology Product Candidates

Azedra

Azedra is our lead molecular radiotherapeutic product. We have received a Special Protocol Assessment (SPA) letter stating that the U.S. Food and Drug Administration (FDA) has reached agreement with the Company regarding the design of the pivotal Phase 2 trial for pheochromocytoma leading to the registration of our lead oncology candidate, Azedra™ (Ultratrace™ iobenguane I 131, formerly known as Ultratrace MIBG). A SPA is an agreement between the trial sponsor and the FDA covering the major design features such as patient population, choice of control, primary efficacy endpoint(s), safety monitoring plan, and statistical analysis plan of a clinical trial to be used as the pivotal evidence of safety and efficacy in support of regulatory approval.

We are developing Azedra for the treatment of neuroendocrine tumors, such as pheochromocytoma in adults and neuroblastoma in children. In June 2009, we initiated a single-arm, pivotal Phase 2 clinical trial for Azedra for the treatment of malignant pheochromocytoma in adults. In addition, Azedra has been granted Orphan Drug designation and Fast Track status by the FDA. Under these programs, we plan to file a New Drug Application (NDA) based on the Phase 2 data and anticipate an expedited FDA review of our application. If successful, Azedra could be the first anti-cancer therapy in the United States indicated for the treatment of pheochromocytoma.

In October 2009, we reported the results of our one-year follow-up data from a Phase I dose-escalation clinical study of Azedra™ demonstrating a positive safety profile and durable objective tumor responses in patients with neuroendocrine cancers, pheochromocytoma and paraganglioma. The study was designed to evaluate the safety and identify the maximum tolerated dose (MTD) of Azedra, as well as to collect clinical data on efficacy. In the 12-month data reported, a single dose of Azedra was shown to be well tolerated by patients, and toxicities were predictable and manageable. The data provides long-term confirmation of preliminary Phase I clinical findings that were presented at the 2008 American Society of Clinical Oncology (ASCO) Annual Meeting.

Onalta

In May, 2009, we reached an agreement with European Medicines Agency (“EMEA”) on a proposed Phase 3 protocol design for Onalta that would be suitable to support registration provided the results are compelling. In September 2009, we sub-licensed Onalta™ 90-Y edotreotide to BioMedica Life Sciences, S.A. (“BioMedica”). Under the Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in certain countries in Europe, the Middle East, North Africa, Russia and Turkey and secure all regulatory approvals within the BioMedica territories.

Trofex

Based on our initial results of clinical data in men with prostate cancer, we initiated a Phase 1 Trofex™ imaging study in August 2009 to compare normal men and men with metastatic disease.

Solazed

We are preparing for site initiation and expect an Institutional Review Board (“IRB”) approval for a Phase I clinical study to confirm proof of concept in man and to define the pharmacokinetics, normal organ distribution, radiation dosimetry and urinary excretion. This study is primarily supported by grants from the National Cancer Institute.

Our Non-Oncology Product Candidate

Zemiva

In March 2009, we reported and provided positive data analyses on the results of Zemiva’s Phase 2 clinical trial (BP-23). The results from our Phase 2 clinical study (BP-23) demonstrated that Zemiva offers a significant clinical benefit in the rapid diagnosis of the chest pain patient. A Zemiva scan significantly improved the ability to diagnose cardiac ischemia when added to the current battery of tests that make up the standard of care in the Emergency Department setting. Zemiva consistently demonstrated this improvement in detection even in patients whose symptoms had subsided up to 30 hours prior to the scan. Based on the BP-23 trial results, the Phase 2 clinical development requirements have been met and we will proceed to a Phase 3 trial. We are currently working with the FDA to reach agreement on a Phase 3 protocol.

On-Going Clinical Programs

Clinical trial costs are a significant component of our research and development expenses. We contract with third parties to perform certain clinical trial activities on our behalf in the on-going development of our product candidates. As of September 30, 2009, we have three (3) active clinical trials in the area of oncology. Our on-going clinical trials and estimated future remaining costs to be incurred on these clinical trials based on the financial terms of our contracts with clinical sites and contract research organizations are as follows:

Clinical Trial	Indication	Estimated Future Remaining Costs	Estimated Period of Expenditure

Pivotal Phase 2b for Azedra or IB12b	Malignant pheochromocytoma in adults	$10.4 million	End of 2014

Phase 2a for Azedra or IB13	Neuroblastoma in children	$0.5 million	Early 2010

Phase 1 Trofex or TX-P102	Prostate cancer imaging	$0.2 million	Early 2010

Financial Operations Overview

Revenue

Licensing Agreement.

In September 2009, we entered into a Territory License Agreement (“Agreement”) with BioMedica to sub-license our Onalta™ 90-Y edotreotide radiotherapeutic in certain countries in Europe, the Middle East, North Africa, Russia and Turkey. The Agreement provides BioMedica an exclusive sub-license to ours and Novartis Pharma AG’s (“Novartis”) intellectual property rights and know-how with respect to Onalta.

Under the terms of the Agreement, we are entitled to receive an initial, nonrefundable payment of $4.4 million of which $1.0 million was received in September 2009 and $3.4 million was received in October 2009, and will be eligible to receive more than $10 million in total regulatory milestone payments, net of license payments to Novartis. We will also be eligible to receive milestone and tiered royalties on Onalta sales. The Agreement also provides that during the term of the Agreement, BioMedica will purchase all of its requirements for Onalta exclusively and solely from the Company, a Company-designated third party manufacturer, and/or a BioMedica designated third-party manufacturer approved by the Company, the terms and conditions of which are outlined in a definitive supply agreement executed in October 2009 (“Supply Agreement”). The term of the Supply Agreement is for ten (10) years and provides for guaranteed monthly minimum purchases within a defined period of time by BioMedica.

We have not recognized any license revenue as of September 30, 2009. We expect to begin recognizing revenues from the sale of Onalta to BioMedica for use in clinical trials beginning in 2010.

Research and Development Grants.

Our revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any product sales. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is subject to annual Congress appropriations, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded. As of September 30, 2009, gross proceeds of $2.7 million remained to be received under our various NIH grants, which include potential reimbursements for our employees’ time and benefits and other expenses related to performance under the various contracts. In the event we are not successful in obtaining any new government grants or extensions to existing grants, we may have to reduce the scope of some of our programs.

The status of our research and development grants is as follows:

Program Title	Agency		Program Total	Total Received Through September 30, 2009	Remaining Amounts to be Received as of September 30, 2009	Contract/ Grant Expiration
Early Clinical Testing for Melanin Targeting Radio-therapeutic Agent in Melanoma(2)	NCI	(1)	$224,000	$27,000	$197,000	2009
Targeting Tumor Microenvironment with Radiolabeled Inhibitors of Seprase(2)	NCI	(1)	181,000	34,000	147,000	2010
Nanodosing: A Path to Higher Sensitivity and Lower Toxicity Pharmaceuticals(3)	NCI	(1)	982,000	234,000	748,000	2010
Systematic Radiotherapy for Metastatic Melanoma: Innovation of a Novel Radiopharma(3)	NCI	(1)	1,243,000	100,000	1,143,000	2011
Development of a Molecular Targeting Agent for PSMA to Diagnose Metastatic Prostate Cancer(2)	NCI	(1)	488,000	—	488.000	2011

Total			$3,118,000	$395,000	$2,723,000

(1)	National Cancer Institute (“NCI”), part of the National Institutes of Health.
(2)	New contracts awarded in the third quarter ended September 30, 2009.
(3)	Contract terms were extended by NCI for another year to the expiration date stated in the table above in the third quarter ended September 30, 2009.

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

Beyond our lead drug candidates, we could select additional drug candidates and research projects for further development in response to the preclinical and clinical success, as well as the commercial potential of such drug candidates.

As our product candidates advance to late-stage clinical trials, we anticipate incurring increased costs as expanded, larger-scale studies of patients with the target disease or disorder are conducted to obtain more definitive statistical evidence of efficacy and safety of the proposed product and dosing regimen. In particular, we expect to incur increased development costs in connection with our ongoing development efforts and clinical trials. We may incur additional costs to pursue the identification and development of other product candidates, which can be funded through our own resources or through strategic collaborations.

We own a radiopharmaceutical manufacturing facility located in Denton, Texas. The facility has more than 80,000 square feet of pharmaceutical manufacturing, warehouse, clean room and administrative office space and is intended to be used for the manufacture of molecular imaging and targeted radiotherapeutic product candidates. The Company has a radioactive materials license from the State of Texas for this facility that expires in May 2018. As of September 30, 2009, the facility was not yet placed in service and has a carrying value of $3.7 million which includes the acquisition costs of the land, building and equipment. Completion of the build-out of the facility has been deferred until manufacturing requirements for our clinical trials are determined. When determined, we anticipate that the build-out of the facilities would require a minimum of six months to complete.

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

We have experienced a significant reduction in our general and administrative expenses for 2009 due to our cost-cutting initiatives implemented in the latter half of 2008.

Stock-Based Compensation Expense.

Operating expenses include stock-based compensation expense, which results from the issuance of stock-based awards, such as options and restricted stock to employees, members of our Board of Directors and consultants in lieu of cash consideration for services received. We measure compensation cost for employee stock-based awards using the estimated grant date fair value of the awards issued. We use the fair value method of accounting for all other awards. Compensation expense for options and restricted stock granted to employees and non-employees is classified either as research and development expense or general and administrative expense based on the job function of the individual receiving the grant.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 to address the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, and if early adopted, the entity would be required to apply the amendments in this ASU retrospectively from the beginning of the entity’s fiscal year. We have elected to early adopt this ASU. No retrospective adjustments were required upon adoption. The adoption of this ASU did not have a significant impact on our financial statements.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009

Revenue — Research and Development Grants.

Revenue increased by approximately $39,000 or 64%, to approximately $101,000 for the three months ended September 30, 2009 from approximately $62,000 for the three months ended September 30, 2008. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants obtained at the end of 2008, three new grants received in the current period, an increase in the program total for two grants obtained in 2008 due to contract term extensions and timing of grant-related activities.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended September 30,		Increase / (Decrease)
Program	2008	2009
Azedra and Ultratrace platform	$3,359	$3,536	$177
Onalta	776	430	(346)
Solazed	211	21	(190)
Trofex	466	1,353	887
Zemiva	2,703	546	(2,157)
Other Platform and general R&D programs	4,352	3,078	(1,274)

Total R&D expenses, including related party R&D	$11,867	$8,964	$(2,903)

Research and development expense decreased approximately $2.9 million or 24%, to $9.0 million for the three months ended September 30, 2009 from $11.9 million for the three months ended September 30, 2008. Key components of this spending decrease were attributed to the following: (1) a decrease of $2.2 million in overall Zemiva program costs due to the completion of our Zemiva Phase 2 (BP-23) clinical trial in December 2008; (2) reduced clinical activities and costs of $0.5 million for Onalta and Solazed to plan our European and Phase I clinical trials, respectively; and (3) reduction in other platform and general research and development costs of $1.3 million primarily due to reallocation of $0.5 million in payroll costs to key programs and a decrease in outside services, consultants and travel related expenses of $0.4 million, offset by an increase in payroll related costs of $0.2 million due to an increase in research and development personnel in the second quarter of 2008. These spending decreases were offset, in part, by (1) an increase of $0.2 million in the Azedra program primarily due to costs incurred for the build-out of the manufacturing facility at MDS Nordion and validation of the manufacturing process for the manufacture and supply of Azedra for clinical trials and commercial supply; and (2) an increase of $0.9 million primarily for preclinical animal testing conducted in the current year for Trofex.

General and Administrative Expense.

	Three months ended September 30,		Increase / (Decrease)
General and Administrative Expenses	2008	2009
		(in thousands)
Compensation and personnel-related expense	$1,909	$1,371	$(538)
Professional services	4,740	4,107	(633)
Insurance	145	158	13
Facility costs	78	130	52
Stock-based compensation expense	544	1,349	805
Depreciation and amortization expense	259	235	(24)
Other	275	105	(170)

Total general and administrative expenses	$7,950	$7,455	$(495)

General and administrative expense decreased $0.5 million or 6%, to $7.5 million for the three months ended September 30, 2009 from $8.0 million for the three months ended September 30, 2008. This decrease is due primarily to the $0.6 million savings in professional services after the net success fees of $1.7 million expensed and accrued on BioMedica transaction, due to lower recruiting costs, a reduction in the use of external consultants and outside services to support corporate management, legal, accounting, marketing and communications. In addition, we have realized $0.5 million in savings from the workforce reduction implemented in late 2008. The decrease in other general and administrative expenses of $0.2 million was primarily related to a reduction in meeting and travel costs. These decreases were offset, in part, by an increase in stock-based compensation expense of $0.8 million due to a shorter period of vesting for the annual grant awarded during the quarter ended June 30, 2009, the grant of a performance-based award to an executive officer for which the Company has assessed as probable of being achieved and the re-measurement of stock options related to the modification of options that was undertaken for the former CFO.

Other (Expense) Income, Net.

Other expense, net, increased $0.1 million to $5.0 million for the three months ended September 30, 2009 from other expense, net of $4.9 million for the three months ended September 30, 2008. During the three months ended September 30, 2008 and 2009, interest expense was $5.8 million and $5.3 million, respectively, partially offset by interest income of $0.8 million and $0.2 million, respectively. The decrease in interest expense of $0.5 million in the third quarter of 2009 as compared to the third quarter of 2008 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and paid-in-kind bonds (“PIK Bonds”), offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date is payable through the issuance of paid-in-kind bonds (“PIK”) and begins to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 10.82% and 8.66% for the three months ended September 30, 2008 and 2009, respectively. The decrease in interest income of $0.6 million in the current quarter was the result of lower yields on our investments as well as a decrease in investments. The investments and associated income are utilized to fund current operations.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009

Revenue — Research and Development Grants.

Revenue increased by approximately $212,000, or 89%, to approximately $450,000 for the nine months ended September 30, 2009 from approximately $238,000 for the nine months ended September 30, 2008. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants obtained at the end of 2008, three new grants received in the current period, an increase in the program total for two grants obtained in 2008 due to contract term extensions and timing of grant-related activities.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Nine months ended September 30,		Increase / (Decrease)
Program	2008	2009
Azedra and Ultratrace platform	$7,369	$7,974	$605
Onalta	1,633	1,402	(231)
Solazed	1,025	86	(939)
Trofex	1,241	2,832	1,591
Zemiva	8,950	509	(8,441)
Other Platform and general R&D programs	11,768	9,273	(2,495)

Total R&D expenses, including related party R&D	$31,986	$22,076	$(9,910)

Research and development expense decreased approximately $9.9 million or 31%, to $22.1 million for the nine months ended September 30, 2009 from $32.0 million for the nine months ended September 30, 2008. Key components of this spending decrease were attributed to the following: (1) a decrease of $8.4 million in overall Zemiva program costs due to the completion of our Zemiva Phase 2 (BP-23) clinical trial in December 2008 and true-ups of accrual estimates of $1.8 million primarily relating to completed clinical trials in prior years ; (2) reduced clinical activities and costs of $1.2 million for Onalta and Solazed to plan our European and Phase I clinical trials, respectively; and (3) reduction in other platform and general research and development costs of $2.5 million primarily due to reallocation of $1.6 million in payroll costs to key programs and a decrease in outside services, consultants and travel related expenses of $0.9 million. These spending decreases were offset, in part, by (1) an increase of $0.6 million in the Azedra program primarily due to costs incurred for the build-out of the manufacturing facility at MDS Nordion and validation of the manufacturing process for the manufacture and supply of Azedra for clinical trials and commercial supply; and (2) an increase of $1.6 million primarily for preclinical animal testing conducted in the current year for Trofex.

General and Administrative Expense.

	Nine months ended September 30,		Increase / (Decrease)
General and Administrative Expenses	2008	2009
		(in thousands)
Compensation and personnel-related expense	$4,917	$4,145	$(772)
Professional services	11,115	8,525	(2,590)
Insurance	445	464	19
Facility costs	121	307	186
Stock-based compensation expense	1,409	2,077	668
Depreciation and amortization expense	640	747	107
Other	840	280	(560)

Total general and administrative expenses	$19,487	$16,545	$(2,942)

General and administrative expense decreased $3.0 million or 15%, to $16.5 million for the nine months ended September 30, 2009 from $19.5 million for the nine months ended September 30, 2008. This decrease is due primarily to the $2.6 million savings in professional services after the net success fees of $1.7 million expensed and accrued on BioMedica transaction, due to lower recruiting costs, a reduction in the use of external consultants and outside services to support corporate management, legal, accounting, marketing and communications. In addition, we have realized $0.8 million in savings from the workforce reduction implemented in late 2008. The decrease in other general and administrative expenses of $0.6 million was primarily related to a reduction in meeting and travel costs. These decreases were offset, in part, by an increase in stock-based compensation expense of $0.7 million due to a shorter period of vesting for the annual grant awarded during the quarter ended June 30, 2009, the grant of a performance-based award to an executive officer for which the Company has assessed as probable of being achieved and the re-measurement of stock options related to the modification of options that was undertaken for the former CFO.

Other (Expense) Income, Net.

Other expense, net, increased $0.9 million to $15.1 million for the nine months ended September 30, 2009 from other expense, net of $14.2 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008 and 2009, interest expense was $17.1 million and $16.0 million, respectively, partially offset by interest income of $2.9 million and $1.0 million, respectively. The decrease in interest expense of $1.1 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds, offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 11.20% and 9.19% for the nine months ended September 30, 2008 and 2009, respectively. The decrease in interest income of $1.9 million in the current period was the result of lower yields on our investments as well as a decrease in investments. The investments and associated income are utilized to fund current operations.

Liquidity and Capital Resources

We have funded our operations from inception on January 10, 1997 through September 30, 2009 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes and research funding from government grants.

We have incurred significant net losses and negative operating cash flows since inception. At September 30, 2009, we had an accumulated deficit of $279.7 million including the $53.3 million net losses incurred for the nine months ended September 30, 2009. We currently have five clinical programs in various stages of development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, we expect to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As discussed in Note 9 to the condensed consolidated financial statements, in September 2009, we entered into a Territory License Agreement with BioMedica to sub-license the Onalta™ 90-Y edotreotide radiotherapeutic in certain countries. Further, in October 2009, we executed an exclusive, 10-year agreement to supply Onalta to BioMedica and entered into an agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”) to manufacture Onalta. We have received $4.4 million of the upfront payments from BioMedica and will also be eligible to receive regulatory milestone payments as well as commercial milestones and tiered royalties on Onalta sales upon commercialization in addition to near- and long-term revenues from supplying Onalta for compassionate use, clinical trial supplies and, upon regulatory approval, commercial supply to the licensed BioMedica territories. While the Supply Agreement will provide us with a source of liquidity after net payments to EZN for manufacturing costs, future potential cash receipts from BioMedica, if any, are principally contingent upon the successful completion of contractually defined development and regulatory approval objectives. There is also considerable inherent uncertainty in the successful development and commercialization of products in the pharmaceutical industry.

The terms of our Bond Indenture include various covenants, including financial covenants that require us to maintain minimum liquidity, limit our maximum capital expenditures, and redemption provisions that restrict our ability to dispose of certain assets or property, dispose of or sell any non-primary product or any product consisting of outbound licensing arrangements, borrow money through the issuance of indebtedness and limit our ability to obtain financing through the sale of securities, among others. As of September 30, 2009, we were in compliance with the financial covenants.

We are currently in discussions with the indenture holders of our Senior Secured Floating Rate Bonds due November 2012 regarding relaxing certain terms of this indenture to address covenants relating to minimum liquidity among other covenants and redemption provisions that restrict our ability to raise additional financing, enter into strategic relationships and other arrangements. In conjunction with these discussions, we are also actively pursuing financing strategies to raise additional funds through public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. We cannot be certain that we will reach agreement with the indenture holders on acceptable terms, or at all. If we are unable to reach an agreement with the indenture holders and obtain additional equity financing, we cannot be certain that we will be able to service our debt obligations or be in compliance with the requirements of the relevant provisions of the indenture. Given the current economic environment, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate the business.

As of September 30, 2009, we had $18.2 million of cash and cash equivalents and $53.6 million of investments. We continue to evaluate cost-efficiencies in the conduct of our research and development programs and were able to reduce cash used in operations by $10.0 million as compared with the first nine months of 2008. The savings were primarily due to the completion of certain clinical trials and operational efficiencies implemented in general and administrative functions in the latter half of 2008. We believe that our existing cash, cash equivalents and investments, and receipt of the upfront and future contractual cash payments from BioMedica, together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund our operations through the end of 2010 and maintain compliance with its debt covenants through at least September 30, 2010.

Our failure to raise capital when needed could have a negative impact on our financial condition and our ability to pursue business strategies as well as potentially delay product research and development efforts and potentially require us to reduce the scope of, or eliminate one or more of our ongoing clinical programs. In addition, we may be required to implement further reduction in personnel and related costs and other discretionary expenditures that are within our control.

Cash Flows

	Nine Months Ended September 30,		Increase/ (Decrease)
Summary Cash Flow Information	2008	2009	2009 vs. 2008
		(in thousands)
Net cash (used in) provided by:
Operating activities	$(43,390)	$(33,350)	$10,040
Investing activities	1,049	25,539	24,490
Financing activities	65	572	507
Exchange rate effect on cash and cash equivalents	(12)	(2)	10

Net increase (decrease) in cash and cash equivalents	(42,288)	(7,241)	35,047

Cash and cash equivalents	19,827	18,254	(1,573)
Short and long-term investments	98,196	53,565	(44,631)

Cash, cash equivalents and short-term investments	$118,023	$71,819	$(46,204)

Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2009

Net cash used in operating activities decreased by $10.0 million to $33.4 million for the nine months ended September 30, 2009, compared to $43.4 million for the nine months ended September 30, 2008. The decrease in cash used in operations was primarily due to the receipt of $1.0 million upfront payment from BioMedica and the decrease in net loss of $12.2 million. The decrease in net loss is attributed to the reduction in research and development expenses of $9.9 million primarily due to the completion of our clinical trial for Zemiva and operational efficiencies implemented in general and administrative functions which contributed a $3.0 million decrease in net loss. This decrease in net loss was offset by the reduction of $1.1 million in non-cash interest expense related to our bonds as well as an increase of $1.0 million in payments to vendors for prepaid expenses, accounts payable and accrued expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Net cash provided by investing activities increased by $24.5 million to $25.5 million for the nine months ended September 30, 2009, compared to $1.0 million for the nine months ended September 30, 2008. The increase was primarily due to liquidation of investments as such are utilized to fund operations. Net cash provided by financing activities related primarily to the exercise of common stock options. We anticipate that our annual cash burn from operations will be reduced by approximately 20 percent in 2009 as compared to the year ended 2008 due to reduced clinical trial activity in 2009 and reductions in compensation expenses from the workforce reduction implemented in late 2008.

Contractual Obligations

Contractual obligations, as of September 30, 2009, are not significantly different than that shown on page 46 of our Annual Report filed on Form 10-K for December 31, 2008 except as discussed under Note 10, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financial Statements” for the period ended September 30, 2009.

Off-Balance Sheet Arrangements

We do not engage in nor have any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus 8%, determined on a quarterly basis. The interest rate at September 30, 2009 was 8.48%. A 1% (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.8 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at September 30, 2009. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds. The Company has opted to issue additional bonds in lieu of cash payments for interest, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.

Although we have not at the present time employed derivative financial instruments to limit the impact on cash flows of the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by this exposure. Derivative financial instruments will be executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment, which may result in volatility to earnings depending upon fluctuations in the underlying markets.

We principally invest our cash in money market instruments and securities issued by the US government and its agencies. These investments are subject to interest rate risk and could decline in value if interest rates fluctuate.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except as noted below:.

Risks related to Our Product Candidates and Operations

If we fail to obtain foreign regulatory approval of Onalta, or any of our other current or future product candidates, we will be unable to commercialize these potential products outside the United States.

In September 2009, we entered into a Territory License Agreement with BioMedica of Athens, Greece for commercialization of Onalta in certain European countries, the Middle East, North Africa, Russia and Turkey. Under the Agreement, BioMedica is expected to perform clinical studies and to secure all regulatory approvals to market, sell and distribute Onalta within its licensed territories. There are risks and uncertainties related to BioMedica’s ability to obtain regulatory approval for Onalta in the specified territories, and the progress, timing, cost, and results of clinical trials and product development by BioMedica.

The development, testing, manufacturing and marketing of our product candidates are subject to extensive regulation by governmental authorities throughout the world. In particular, the process of obtaining EMEA approval in Europe is costly and time consuming, and the time required for such approval is uncertain. Our product candidates must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the EMEA. Such regulatory review includes the determination of manufacturing capability and product performance. Generally, only a small percentage of pharmaceutical products are ultimately approved for commercial sale.

There can be no assurance that our current or future product candidates will be approved by the EMEA or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for future product candidates or that review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product candidates. Further, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

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

We have contracted with a Canadian company, MDS Nordion, to radiolabel BMIPP and manufacture and supply Zemiva for our clinical trials and commercial production. We do have a functioning commercial manufacturing facility for Zemiva at MDS Nordion, however we cannot be sure that we will be able to obtain an adequate supply of Zemiva on acceptable terms, or at all.

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

In August 2009 we contracted with MDS Nordion, to construct a dedicated facility to radiolabel Azedra and manufacture and supply Azedra for our clinical trials and commercial production, however, such facility is not operational yet. Although MDS Nordion supplies Azedra in connection with our current clinical trials, we do not have a dedicated functioning commercial manufacturing facility for large scale production of Azedra at MDS Nordion. Azedra has completed a Phase 1 and is commencing recruiting for pivotal Phase II clinical trials, however we cannot be sure that we will be able to obtain an adequate supply of Azedra on acceptable terms, or at all. We are under an obligation to make certain advance payments for construction of the facility, and if we fail to do so in a timely manner, construction will be delayed or halted. This may affect our ability to secure supplies of Azedra.

In October 2009 we contracted with Eckert & Ziegler Strahlen- und Medizintechnik AG, to construct an exclusive suite dedicated to radiolabel Onalta and manufacture and supply Onalta for clinical trials and commercial production outside the U.S., however, such facility is not operational yet. The EMEA has reviewed and accepted Onalta’s Phase 3 clinical trial protocol design and has granted Onalta Orphan Drug Designation, however we cannot be sure that we will be able to obtain an adequate supply of our Onalta on acceptable terms, or at all. In October 2009, we entered into a Supply Agreement with BioMedica in connection with the Biomedica Territory License Agreement. Our ability to supply Onalta to Biomedica is dependant on manufacture by Eckert & Ziegler Strahlen, and we cannot be sure that we will be able to obtain an adequate supply of Onalta on acceptable terms, or at all, to meet our supply obligations. We are under an obligation to make certain advance payments for construction of the exclusive suite, and if we fail to do so in a timely manner, construction will be delayed or halted. This may affect our ability to secure supplies of Onalta.

Manufacturers supplying biopharmaceutical products must comply with FDA regulations which require, among other things, compliance with the FDA’s evolving regulations on cGMPs, which are enforced by the FDA through its facilities inspection program. The manufacture of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Since the commercial manufacturing facilities for Azedra, Onalta and Zemiva have not been constructed, the FDA and EMEA have not certified the cGMP compliant manufacture of Azedra, Onalta and Zemiva. We cannot guarantee that the resultant facility will pass FDA and/or EMEA inspection, or that future changes to cGMP manufacturing standards will not also affect the cGMP compliant manufacture of Azedra, Onalta and Zemiva.

Trofex is under preliminary review in connection with an exploratory IND, and Solazed is in preclinical stages, and our other product candidates are in discovery stages. We have no commercial cGMP manufacturing capability for Trofex, Solazed or these other product candidates, and currently no third-party manufacturer for them. As such, we may not be able to obtain sufficient quantities of these product candidates as we develop our pre-clinical or clinical programs for these compounds. We will need to enter into additional manufacturing arrangements for the manufacturing needs for Trofex, Solazed and all other product candidates. We have not yet determined if we will construct our own manufacturing facility for these. We cannot guarantee that a suitable manufacturer for these product candidates will be found, or that we will be able to secure manufacturing agreements on acceptable terms with any of these manufacturers. We also cannot guarantee that such manufacturer will be able to supply sufficient quantities of our product candidates, or that they will meet the requirements for clinical testing and cGMP manufacturing.

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

Our Bonds require debt service payments and possible mandatory redemption, both of which will require a significant amount of cash and our ability to generate cash depends on many factors outside of our control.

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

The variable interest rate on our bonds creates significant risk. If economic circumstances drive up interest rates, we may have insufficient cash resources to redeem the bonds

Our indebtedness bears interest at variable rates, and therefore, if interest rates increase, our debt service requirements will increase. We are exposed to interest rate changes in three month LIBOR rate that is the base rate of our outstanding Bonds which are due 2012, which could affect operating results as well as our financial position and cash flows. The terms of the Bonds provide for a LIBOR rate plus eight percent determined on a quarterly basis. The rate for the quarterly period beginning November 1, 2009 is 8.28%.

Although we have not at the present time employed derivative financial instruments to limit the volatility in the LIBOR interest rate, we may in the future employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by the variable portion of bond interest rate. Derivative financial instruments could be executed solely as a risk management tool and not for trading or speculative purposes. We may employ derivative contracts in the future which may not qualify for hedge accounting treatment under US generally accepted accounting principles and, which may result in volatility to earnings depending upon fluctuations in the underlying market.

Our outstanding Bonds are secured by all of our assets, and a default could result in our debt holders taking title to all of our assets in order to satisfy our obligations to them, which could render our common stock valueless.

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

If we are unable to obtain modifications relating to certain terms of our indenture and obtain additional equity financing, we cannot be certain that we will be able to service our debt obligations or be in compliance with the requirements for the relevant provisions of the indenture.

We are currently in discussions with the indenture holders for our Senior Secured Floating Rate Bonds due November 2012 regarding the proposed modification of certain terms of the indenture to significantly lower the minimum liquidity requirement and similarly eliminate or substantially relax certain other covenants and redemption provisions that restrict our ability to raise additional financing, enter into strategic relationships and other arrangements. In conjunction with these discussions, we are also actively pursuing financing strategies to raise additional funds through public or private sales of equity, from obtaining new borrowings or from entering into strategic collaborative arrangements. We do not know whether we will reach agreements with the indenture holders on acceptable terms, or at all. We also do not know whether we can obtain financing in an amount and on terms that are acceptable. If we are unable to reach an agreement with the indenture holders and obtain additional equity financing, we cannot be certain that we will be able to service our debt obligations or be in compliance with the requirements for the relevant provisions of the indenture. Given the current economic environment, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all. If available, additional equity financing may be dilutive to holders of common stock, and debt financing may involve significant cash payment obligations and covenants that further restrict our ability to operate the business.

Future issuances of common stock, including issuance of common stock upon exercise of warrants held by holders of our bonds, will dilute the ownership interest of existing stockholders and may depress the trading price of our common stock.

Any new issuance of equity securities, including the issuance of shares upon exercise of the warrants held by holders of our outstanding bonds, could dilute the interests of our existing stockholders, and any sales in the public market of any common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock. We may issue equity securities in the future for a number of reasons, including to be in compliance with certain financial covenants to our bond holders, to finance our operations and business strategy (including in connection with acquisitions, strategic collaborations or other transactions), to increase our capital, to adjust our ratio of debt to equity, or for other reasons.

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

As previously reported in our Current Report on Form 8-K filed on August 11, 2009, we issued to Mr. Daniel L. Peters, our President and Chief Executive Officer, an inducement grant of a non-statutory stock option to purchase up to 125,000 shares of our common stock on August 11, 2009, at an exercise price of $5.70. This option was granted in reliance of NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) and was granted outside the Company’s existing equity incentive plan. The option was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption from registration for transactions not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

We entered into an Azedra Commercial Facility and Supply Agreement with MDS Nordion (“Nordion”) on August 6, 2009, under which Nordion will establish a facility in Ottawa, Canada to manufacture and supply Azedra to us for our clinical trials and commercial supply upon U.S. regulatory approval. This agreement provides for an estimated facility cost of approximately C$4.1 million (approximately $3.8 million) to be paid in advance of each project phase and provides for, among others, minimum purchase obligations during the term of the agreement and commencing with the first full month after completion of the facility; initial pricing and unit dose cost for each batch; and a monthly facility reservation fee during temporary suspensions of minimum purchase obligations. This agreement has a five-year term and is renewable for additional three years.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2009.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

By:	/s/ DANIEL L. PETERS
Daniel L. Peters
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock

10.1	Inducement Grant Option Award Agreement, between the Company and Daniel L. Peters, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2009)

10.2	Severance Agreement by and between the Company and Donald E. Wallroth, effective September 2, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2009)

10.3†	Azedra Commercial Facility and Supply Agreement, dated August 6, 2009, by and between the Company and MDS Nordion, a division of MDS (Canada), Inc.

10.4†	Territory License Agreement, dated September 1, 2009, by and between the Company and BioMedica Life Sciences, S.A.

10.5†	Supply Agreement, dated October 19, 2009, by and between the Company and BioMedica Life Sciences, S.A.

10.6†	Facility Setup and Contract Manufacturing Agreement, dated October 20, 2009, by and between the Company and Eckert & Ziegler Nuclitec GmbH.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.