Form 10-Q/A
period 2009-09-30
Molecular Insight Pharmaceuticals, Inc.
filed 2010-03-10
CIK 1340752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of November 4, 2009 was 25,268,327.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

EXPLANATORY NOTE

Molecular Insight Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Original Quarterly Report”) as an exhibit-only filing. The Company is filing this Amendment No. 1 to the Original Quarterly Report (“From 10-Q/A”) for the sole purpose of re-filing Exhibits 10.3, 10.4, 10.5 and 10.6 thereto originally filed on November 9, 2009 by adding exhibits and schedules to those exhibits, in response to a comment received from the Securities and Exchange Commission in connection with a request for confidential treatment of portions of such exhibits and schedules. The Company has made no other changes to the previously filed Original Quarterly Report.

This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Original Quarterly Report as originally filed. Other events occurring after the filing of the Original Quarterly Report or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Quarterly Report.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this Form 10-Q/A, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

Date: March 10, 2010	By:	/S/ DANIEL L. PETERS
Daniel L. Peters
President and Chief Executive Officer

Date: March 10, 2010	By:	/S/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

4.1*	Form of Common Stock

10.1*	Inducement Grant Option Award Agreement, between Molecular Insight Pharmaceuticals, Inc. and Daniel L. Peters, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2009)

10.2*	Severance Agreement by and between Molecular Insight Pharmaceuticals, Inc. and Donald E. Wallroth, effective September 2, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2009)

10.3†	Azedra Commercial Facility and Supply Agreement, dated August 6, 2009, by and between Molecular Insight Pharmaceuticals, Inc. and MDS Nordion, a division of MDS (Canada), Inc.

10.4†	Territory License Agreement, dated September 1, 2009, by and between Molecular Insight Pharmaceuticals, Inc. and BioMedica Life Sciences, S.A.

10.5†	Supply Agreement, dated October 19, 2009, by and between Molecular Insight Pharmaceuticals, Inc. and BioMedica Life Sciences, S.A.

10.6†	Facility Setup and Contract Manufacturing Agreement, dated October 20, 2009, by and between Molecular Insight Pharmaceuticals, Inc. and Eckert & Ziegler Nuclitec GmbH.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted and are being filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.
*	Previously filed with the Original Quarterly Report on November 9, 2009.