Form 10-Q
period 2010-03-31
Molecular Insight Pharmaceuticals, Inc.
filed 2010-05-06
CIK 1340752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 25,268,327.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,467,048	$18,084,073
Investments	48,514,855	29,048,432
Accounts receivable	651,094	843,765
Prepaid expenses	538,690	2,526,758
Other current assets	363,355	1,463,223
Debt issuance costs — net	4,526,855	4,168,650

Total current assets	70,061,897	56,134,901
Property and equipment — net	4,044,488	4,151,002
Restricted cash	500,000	500,000

Total assets	$74,606,385	$60,785,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,720,756	$486,293
Accrued expenses	8,041,130	7,364,364
Bonds payable — net of discount	174,838,383	179,668,768

Total current liabilities	184,600,269	187,519,425
Asset retirement obligation	294,637	299,302
Deferred revenue	25,000	25,000
Other long term liabilities	183,075	354,400
Commitments and contingencies (Note 9) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2009 and March 31, 2010; issued and outstanding, 25,268,327 shares at December 31, 2009 and March 31, 2010	252,683	252,683
Additional paid-in capital	182,142,165	182,716,539
Accumulated other comprehensive loss	(540)	(17,561)
Accumulated deficit	(292,890,904)	(310,363,885)

Total stockholders’ deficit	(110,496,596)	(127,412,224)

Total liabilities and stockholders’ deficit	$74,606,385	$60,785,903

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
Revenue — research and development grants	$211,859	$594,788

Operating expenses:
Cost of product revenues	—	42,374
Research and development	6,047,307	7,478,985
General and administrative	3,511,528	5,396,945
General and administrative — related parties	889,913	—

Total operating expenses	10,448,748	12,918,304

Loss from operations	(10,236,889)	(12,323,516)

Other (expense) income:
Interest income	464,964	39,125
Interest expense	(5,483,993)	(5,188,590)

Total other (expense), net	(5,019,029)	(5,149,465)

Net loss	$(15,255,918)	$(17,472,981)

Basic and diluted net loss per share	$(0.61)	$(0.69)

Weighted average shares used to compute basic and diluted loss per share	25,169,524	25,235,420

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Total Comprehensive Loss
	Number of Shares	Par Value
Balance at January 1, 2010	25,268,327	$252,683	$182,142,165	$(540)	$(292,890,904)	$(110,496,596)
Stock-based compensation	—	—	574,374	—	—	574,374
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(12,448)	—	(12,448)	$(12,448)
Currency translation adjustment	—	—	—	(4,573)	—	(4,573)	(4,573)
Net loss	—	—	—	—	(17,472,981)	(17,472,981)	(17,472,981)

Total comprehensive loss	—	—	—	—	—	—	$(17,490,002)

Balance at March 31, 2010	25,268,327	$252,683	$182,716,539	$(17,561)	$(310,363,885)	$(127,412,224)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(15,255,918)	$(17,472,981)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	5,488,374	5,193,255
Depreciation and amortization	263,394	183,430
Loss on disposal of fixed assets	—	51,790
Stock-based compensation expense	492,380	574,374
Changes in assets and liabilities:
Accounts receivable	61,530	(192,671)
Prepaid expenses	(1,308,470)	(1,988,068)
Other current assets	546,894	(1,099,868)
Accounts payable	(208,799)	(1,168,470)
Accrued expenses and other	(2,230,173)	(698,342)
Accounts payable and accrued expenses-related parties	244,619	—

Net cash used in operating activities	(11,906,169)	(16,617,551)

Cash flows from investing activities:
Purchase of investments	(25,576,739)	(8,946,025)
Proceeds from investments	27,400,000	28,400,000
Purchase of property and equipment	(204,415)	(214,826)

Net cash provided by investing activities	1,618,846	19,239,149

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	424,647	—
Proceeds from sale of restricted stock	687	—

Net cash provided by financing activities	425,334	—

Effect of foreign exchange rate changes on cash and cash equivalents	(2,881)	(4,573)

Net (decrease) increase in cash and cash equivalents	(9,864,870)	2,617,025
Cash and cash equivalents — beginning of period	25,494,834	15,467,048

Cash and cash equivalents — end of period	$15,629,964	$18,084,073

Supplemental disclosures of cash flows information:
Noncash investing and financing activities:
Payment-in-kind bonds in lieu of cash interest payments	$4,198,701	$3,851,122

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

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

Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, clinical-stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, dependence on strategic partners, licensors and third-party contractors to successfully research, develop, manufacture and commercialize its product candidates based on the Company’s technologies, maintaining compliance with the covenants set forth in an Indenture (“Bond Indenture”) governing the Senior Secured Floating Rate Bonds due 2012 (“the Bond”), and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, and its ability to reach commercial production of its product candidates.

Going Concern, Liquidity and Management’s Plans — The Company has incurred significant net losses and negative operating cash flows since inception. At March 31, 2010, the Company had an accumulated deficit of $310.4 million, including the $17.5 million net losses incurred for the three months ended March 31, 2010. The Company has five clinical-stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, the Company expects to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

The terms of the Company’s Bond Indenture include various covenants, including among others, financial covenants that requires the Company maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) requires the Company to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on the Company’s current projections of cash flow, the Company expects that it would not be in compliance with this covenant in the third or fourth quarter of 2010, unless it is able to raise sufficient additional capital. Additionally, under the Bond Indenture, the Company is required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from its independent auditors. Such anticipated noncompliance of the required minimum liquidity level in the second half of 2010, recurring losses from its operations and stockholders’ deficit, and the uncertainty of the Company obtaining additional financing on a timely basis, raise substantial doubt about its ability to continue as a going concern beyond September 2010. As a result, in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, the independent auditors have included an explanatory paragraph relating to substantial doubt about whether the Company can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was waived by the Bond holders. The Company cannot guarantee its ability to continue as a going concern unless it can raise additional capital, of which there can be no assurance.

The Company has received an extension of a waiver by the Bond holders under its waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee, the original term of which expired 12:01 AM Eastern Standard Time on April 16, 2010. The waiver has been extended until 12:01AM Eastern Standard Time on May 18, 2010. Under the terms of the waiver agreement and the related amendment, the Bond holders and Bond Indenture trustee agreed to waive the noncompliance arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture, subject to earlier termination upon certain circumstances. The waiver and the related amendment are also subject to a number of terms and conditions relating to the Company’s provision of certain information to the Bond holders, among other conditions and matters. Further, based on the Company’s current cash flow projections, it is still likely that the Company will be in breach of the minimum liquidity covenant contained in the Bond Indenture in the second half of 2010. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at March 31, 2010. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $4.2 million at March 31, 2010 would be required to be expensed at the restructuring or demand date.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. As of March 31, 2010, the Company had $18.1 million of cash and cash equivalents and $29.0 million of investments.

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

In conjunction with these discussions, the Company may raise additional funds through public or private sales of equity and other strategic collaborative arrangements which are limited under the provisions of the Bond Indenture. If the Company raises additional funds through the issuance of new equity securities, its stockholders may experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or its product candidates or grant licenses on terms that are not favorable to the Company. The Company has no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of the Company’s product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

In September 2009, the Company entered into a Territory License Agreement with BioMedica Life Sciences, S.A. (“BioMedica”) to sub-license its Onalta™ 90-Y edotreotide radiotherapeutic in certain countries. Further, in October 2009, the Company executed an exclusive 10-year agreement to supply Onalta to BioMedica and entered into an agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”) to manufacture Onalta. The Company has received $4.4 million of upfront payments from BioMedica and will also be eligible to receive regulatory milestone payments, as well as commercial milestones and tiered royalties on Onalta sales upon commercialization in addition to near- and long-term revenues from supplying Onalta for compassionate use, clinical trial supplies and, upon regulatory approvals, commercial supply to the licensed BioMedica territories. While the Supply Agreement will provide the Company with a source of liquidity after net remaining payments to EZN of approximately $5.9 million for the first five years for manufacturing and facility costs, future potential cash receipts from BioMedica, if any, are principally contingent upon the successful completion of contractually defined development and regulatory approval objectives. There is also considerable inherent uncertainty in the successful development and commercialization of products in the pharmaceutical industry.

The Company believes that its existing cash, cash equivalents and investments together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund its operations and maintain compliance with its minimum liquidity covenant through at least September 30, 2010. In order to continue operations beyond September 2010, the Company must raise additional capital and restructure the terms of our outstanding Bonds. The Company’s failure to raise capital when needed could have a negative impact on its financial condition and its ability to pursue business strategies as well as potentially delay product research and development efforts and potentially require the Company to reduce the scope of, or eliminate one or more of its ongoing clinical programs or cause the Company to cease operations. The Company would also be required to implement further reduction in personnel and related costs and other discretionary expenditures that are within the Company’s control. In January 2010, the Company announced a strategic decision to re-align and re-balance personnel to further reduce future operating costs and support the efficient development of its oncology product candidates. The Company recognized a charge of approximately $0.2 million in the first quarter of 2010 as a result of this decision.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31,

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The December 31, 2009 consolidated balance sheet presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

3. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, except for the embedded derivative, approximate their fair values due to their short-term nature. The embedded derivative is recorded at its estimated fair value. Due to the circumstances described in Notes 1 and 8 to the unaudited financial statements, Management cannot reasonably estimate the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders at March 31, 2010. Further, the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments.

The Company records cash equivalents, which are held in money market funds and invested U.S. treasuries, at fair value (level 1) as quoted prices and an active market exists.

The Company measures and records the fair value of its available-for-sale securities at the closing market price (level 1) at period end for these investment instruments and the balance sheet valuation reflects the aggregate fair market value of all available-for-sale securities. Unrealized changes in such fair values are recorded in accumulated other comprehensive income.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities that are measured at fair value and their related hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$17,940,520	$17,940,520	$—	$—
Available-for-sale securities (U.S. Treasury Bills)	$29,048,432	$29,048,432	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$14,826,040	$14,826,040	$—	$—
Available-for-sale securities (U.S. Treasury Bills)	$48,514,855	$48,514,855	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

Measured at Fair Value on a Non-Recurring Basis
Long-lived assets	$1,799,544	$—	$—	$1,799,544

The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3 for the three months ended March 31, 2009 and 2010:

	2009	2010
Beginning, January 1	$50,000	$50,000
Realized gain included in other income	—	—
Purchases, issuances and settlements	—	—
Transfers in/out of Level 3	—	—

Balance, March 31	$50,000	$50,000

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are anti-dilutive for all periods presented.

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three months ended March 31, 2009 and 2010, options to purchase 2,884,711 and 4,007,469 shares of common stock, respectively, nonvested shares of 32,907 and warrants to purchase 6,604,840 were not included in the computation of net loss per share, because the effect would be anti-dilutive.

5. STOCK-BASED COMPENSATION

Pursuant to the annual automatic increase provisions of the Amended and Restated 2006 Equity Incentive Plan, an additional 1,010,733 shares have been reserved in 2010 to allow for a total of 5,311,635 shares issuable for share awards.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees — The estimated fair value of stock options granted was determined using the Black-Scholes option pricing model. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock consistent with the expected option life, risk free interest rates, and dividend rates.

There were no awards granted during the three months ended March 31, 2010. The Company used the following assumptions in estimating the fair value of stock options granted for the three months ended March 31, 2009:

2009
Risk free interest rates	2.06%
Expected dividend yield	0%
Expected life (non-performance-based options)	6.25 years
Expected volatility	89%

Information concerning stock option activity granted under the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Plan”) for the three months ended March 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Remaining Contractual Life (Years)
Options outstanding at beginning of period	4,114,853	$5.16	7.44
Granted	—	—
Exercised	—	—
Forfeitures	(187,384)	5.85

Options outstanding at end of period	3,927,469	5.13	7.16

Options exercisable	1,747,954	5.26	5.08

Options vested and expected to vest	2,923,138	5.19	6.57

Options available for grant	2,312,404

Weighted average fair value of options granted		$—

Information concerning unvested restricted stock activity for the three months ended March 31, 2010 is summarized as follows:

	Number of Shares	Grant Date Fair Value
Nonvested shares at beginning of period	32,907	$7.78
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at end of period	32,907	$7.78

Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable.

Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2009	2010
Stock-based compensation charged to:
Research and development	$210,941	$300,579
General and administrative	281,439	273,795

Stock-based compensation expense	$492,380	$574,374

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2010, the unamortized compensation expense of all employee stock option and restricted stock awards granted under the Company’s Plan, net of estimated forfeitures were $2,852,873 and $106,740, respectively. These amounts will be amortized over an estimated weighted average period of 1.98 and 2.14 years, respectively.

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

The amortized cost, gross unrealized gains and losses, and fair value of short-term investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2010	$29,048,158	$274	$—	$29,048,432
December 31, 2009	$48,502,133	$18,458	$5,736	$48,514,855

No realized gains or losses were recognized in Other income or expense for the year ended December 31, 2009 and the three months ended March 31, 2010.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2009	March 31, 2010
Payroll, bonuses, severance and vacation	$2,327,866	$1,397,232
Clinical trials	2,120,123	2,301,807
Manufacturing	650,104	469,422
Professional fees	2,355,322	2,530,025
Sponsored research and license agreements	385,680	118,192
Other	202,035	547,686

Total accrued expenses	$8,041,130	$7,364,364

8. DEBT

Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31 2009	March 31, 2010
Bond principal	$150,000,000	$150,000,000
PIK interest	36,533,644	40,384,766
Bond discount	(11,695,261)	(10,715,998)

	$174,838,383	$179,668,768

As of March 31, 2010, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 were $190,384,766. The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 9.84% and 8.26% for the three months ended March 31, 2009 and 2010, respectively. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond. Interest accrued on the Bonds shall be paid in cash after November 16, 2010. All of the Company’s assets are pledged as security for the obligations of the Company under the Bond Indenture.

Redemption of Bonds

The Bond Indenture requires mandatory redemption of some or all of the Bonds upon defined events, such as the disposition of certain assets or property, disposition of or sale of any non-primary product, disposition of any product consisting of outbound

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensing arrangements, the issuance of indebtedness (other than the PIK Bonds), the sale of securities in an equity financing, receipt by the Company of funds constituting extraordinary receipts, in the event of excess free cash flow over specified levels, and in the event of a product material adverse event (as defined in the Bond Indenture).

The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2009 and March 31, 2010. The embedded derivative is classified in accrued expenses in the consolidated balance sheets. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).

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

Debt Covenants

The Bond Indenture contains various covenants with which the Company must comply, including, without limitation, the timely payment of interest and principal when due, the provisions of quarterly and annual financial statements and other reports, the maintenance of a minimum liquidity level and a requirement that capital expenditures not exceed certain annual amounts. The provisions of the Bond Indenture also require that the report on the audit of the Company’s consolidated financial statements by the Company’s independent registered public accounting firm not be subject to a “going concern” or like qualification or exception. The Company is also prohibited from paying cash dividends on its common stock.

Under the Bond Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $21.1 million for the period ended March 31, 2010 (the lowest “minimum amount”) and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount increases on a quarterly basis to $41.9 million for the period from April 1, 2011 to June 30, 2011; after which the amount increases to $45.0 million for the period from July 1, 2011 and through the maturity date. The Company expects to be in violation of this covenant in the third or fourth quarter of 2010 (see Note 1). The Company had Minimum Liquidity in excess of the required amount by approximately $26.0 million at March 31, 2010.

The financial covenants in the Bond Indenture also set limits on the Company’s capital expenditures in any year. Under the Bond Indenture, capital expenditures may not exceed $3.0 million in year 2010, $5.0 million in year 2011, and $6.0 million in 2012. These maximum capital expenditure limits may be adjusted upwards in any given year, up to an additional $1.5 million, if the preceding year’s capital expenditures were less than the maximum level. In any year when a cyclotron is purchased, the maximum capital expenditure level is increased by the cost of the cyclotron, up to a maximum of $10.0 million.

A failure to comply with the covenants of the Bond Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Bond Indenture. Such events of default would include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Bond Indenture. Because of the covenant violation described in Note 1, the Company has classified the bonds payable and related issuance costs as current in the consolidated balance sheets as at December 31, 2009 and at March 31, 2010.

The Bond Indenture contains various covenants with which the Company must comply, including, without limitation, the timely payment of interest and principal when due, the provisions of quarterly and annual financial statements and other reports, the maintenance of a minimum liquidity level and a requirement that capital expenditures not exceed certain annual amounts. The Company is prohibited from paying cash dividends on its common stock.

Due to the circumstances described in Note 1, on March 15, 2010, the Company executed a waiver agreement with the holders of at least a majority of the Bonds and the Bond Indenture trustee. Under the terms of the waiver agreement, the Bond holders and Bond Indenture trustee have agreed to waive the default arising from the inclusion of a “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture until 12:01 AM Eastern Standard Time on April 16, 2010, subject to earlier termination upon certain circumstances. The Company has received an extension of this waiver by the Bond holders and the waiver has been extended until 12:01AM Eastern Stand Time on May 18, 2010.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The waiver and the related amendment are also subject to a number of terms and conditions relating to the Company’s provision of certain information to the Bond holders, among other conditions and matters. In the event that the waiver expires or terminates prior to the successful restructuring of the Company’s outstanding debt, then the Company will be in default of its obligations under the Bond Indenture and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If the Company’s debt obligations under the Bond Indenture are accelerated or are not restructured on acceptable terms, it is likely the Company will be unable to repay such obligations and may seek protection under the U.S. Bankruptcy Code or similar relief.

9. COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2009 except as disclosed below:

On March 30, 2010, the Company entered into an amendment to its lease agreement for the lease of office space located in Cambridge, Massachusetts to reduce the aggregate rentable premises and extend the term of its lease agreement through September 30, 2011 subject to early termination upon 90 days’ written notice to the landlord. The monthly base rent from April 1, 2010 to December 31, 2010 is $34,466 and from January 1, 2011 to September 30, 2011 is $35,462.

10. COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

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

On April 27, 2010, the Company received a letter from NASDAQ stating that for the last 10 consecutive business days, from April 13, 2010 to April 26, 2010, the Company’s market value of listed securities has been $50,000,000 or greater and accordingly, the Company has regained compliance with the MVLS Rule and this matter is now closed.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires a gross presentation of activities within the Level 3 roll forward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements of ASC 820-10, Fair Value Measurements and Disclosures – Overall, to require fair value disclosures by class of assets and liabilities rather than by major category; and requires that reporting entities must disclose the valuation technique used and the inputs used in determining the fair values of each class of assets and liabilities for Level 2 and Level 3 measurements. The ASU is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

12. SUBSEQUENT EVENTS

On April 28, 2010, the Company entered into an Amendment to the Territory License and Supply Agreements (the “Amendment”) with BioMedica to modify the Supply Agreement with respect to certain product transfer pricing provisions for the supply of Onalta during the period from April 1, 2010 through September 30, 2011 and the timing of certain advance payments on inventory; and to modify the Territory License Agreement with respect to the timing of a milestone payment after a first sale of Onalta. The effective date of the Amendment was April 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

When you read this section of this Form 10-Q, it is important that you also read the financial statements and related notes and the Risk Factors section included in our Annual Report on Form 10-K as of, and for the year ended December 31, 2009, as well as the Risk Factors section in this Form 10-Q.

Statements in this interim report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about our financial performance, our corporate strategy, our business operations, our negotiations with our Bond holders and the consequences of the failure to reach agreement with the Bond holders in regard to avoiding acceleration of the debt obligations under the Bond Indenture and restructuring such debt on acceptable terms, our ability to meet our obligations under the Bond Indenture, our potential insolvency and other consequences caused by a default under the Bond Indenture, our clinical trials of Azedra™, Onalta™, Trofex™, Solazed™ and Zemiva™ and anticipated regulatory requirements and the timing of launches of such products, our business development strategy regarding the European rights to Onalta™ and anticipated compassionate use and clinical trials in the licensed territories, anticipated revenues from product supply to BioMedica, from regulatory milestone payments and from milestone and tiered royalties on sales, our capital requirements and our needs for additional financing, potential severe dilution of our stock ownership, and potential delisting of our stock. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “continuing,” “ongoing,” “should,” “could,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in the Risk Factors section of our annual report on Form 10-K and those set forth in the Risk Factors section in this Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). Based on our current projections of our cash flow, we will breach the minimum liquidity requirements under the Bond Indenture in the second half of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our auditors. In light of recurring losses from our operations and stockholders’ deficit, the uncertainty of our obtaining additional financing on a timely basis, and the fact we will likely not comply with the minimum liquidity requirements under the Bond Indenture if we do not procure such additional financing, as well as other factors described in Note 1 to the financial statements for the three months ended March 31, 2010 attached to this Quarterly Report on Form 10-Q, in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was waived by the Bond holders.

We discussed with the holders of our Bond the foregoing circumstances and a restructuring of our outstanding debt. We have received an extension of a waiver by our Bond holders under our waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee, the original term of which expired 12:01 AM Eastern Standard Time on April 16, 2010. The waiver has been extended until 12:01AM Eastern Standard Time on May 18, 2010. Under the terms of the waiver agreement and related amendment, the Bond holders and Bond Indenture trustee agreed to waive the default arising from the inclusion of a “going concern” paragraph in the report of our independent registered public accounting firm on our financial statements and other technical defaults under the Bond Indenture, subject to earlier termination upon certain circumstances. The waiver and related amendment are also subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. In the event that the waiver expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations.

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

Company Overview

We are a clinical-stage biopharmaceutical company and a pioneer in the emerging field of molecular medicine. We are focused on the discovery, development and commercialization of targeted therapeutic and imaging radiopharmaceuticals for use in oncology.

We have five clinical-stage candidates in development. The Company’s product candidates and their stages of development as of March 31, 2010 are summarized below:

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

Clinical Developments Regarding our Product Candidates

Oncology Product Candidates

Azedra

Azedra is our lead radiotherapeutic oncology product candidate. We have received an Special Protocol Assessment (“SPA”) letter stating that the FDA has reached agreement with the Company regarding the design of the pivotal Phase 2 trial for pheochromocytoma leading to the registration of Azedra™ (Ultratrace™ iobenguane I 131, formerly known as Ultratrace MIBG). Currently, patients are being enrolled in this study (IB-12b).

Onalta

In May, 2009, we reached an agreement with the EMEA on a proposed Phase 3 protocol design for Onalta that would be suitable to support registration provided the results are compelling. In September 2009, we sub-licensed Onalta™ Y-90 edotreotide to BioMedica. Under the Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in certain countries in Europe, the Middle East, North Africa, Russia and Turkey and secure all regulatory approvals within the BioMedica territories. BioMedica is expected to commence a European pivotal Phase 2 clinical study in the first half of 2011.

Trofex

We have completed the Phase 1 (TX-P101), proof of concept study for Trofex in men with documented prostate cancer and confirmed metastatic disease. Based on our initial results of clinical data in men with prostate cancer, we initiated a second Phase 1 (TX-P102) Trofex imaging study in August 2009 to compare normal men and men with metastatic disease. In November 2009, an additional exploratory Phase 1 (TX-P103) was initiated for the detection of metastatic prostate cancer that will inform development of further clinical trials and support a fast track designation for approval by the FDA, for Trofex as a diagnostic agent. Finally, we expect an important collaborative study (TX-P104) with the National Cancer Institute/National Institute of Health to begin in 2010 where patients with known prostate cancer scheduled for surgery will be evaluated with Trofex prior to surgery.

Solazed

Solazed is our targeted radiotherapeutic drug candidate for treatment of malignant metastatic melanoma. We initiated a Phase 1 clinical trial of Solazed and dosed our first patient in March 2010. The Phase 1 proof-of-concept study is being conducted with the University of Pennsylvania and is funded by a two-year grant from the National Cancer Institute that could total as much as $1.5 million to support this stage of development of Solazed.

Our Non-Oncology Product Candidate

Zemiva

We are currently in discussions with the FDA regarding the design of the Phase 3 protocol.

On-Going Clinical Programs

Clinical trial costs are a significant component of our research and development expenses. We contract with third parties to perform certain clinical trial activities on our behalf in the on-going development of our product candidates. As of March 31, 2010, we have four (4) active clinical trials in the area of oncology. Our on-going clinical trials and estimated future remaining costs to be incurred on these clinical trials based on the financial terms of our contracts with clinical sites and contract research organizations are as follows:

Clinical Trial	Indication	Estimated Future Remaining Costs	Estimated Period of Expenditure

Pivotal Phase 2b for Azedra or IB12b	Malignant pheochromocytoma in adults	$8.5 million	Through the End of 2014

Phase 2a for Azedra or IB13	Neuroblastoma in children	$0.3 million	Through the End of 2010(1)

Phase 1 Trofex or TX-P103(2)	Prostate cancer imaging	$0.9 million	Through the End of 2010

(1)	Estimated completion of clinical trial has been pushed out due to delays in patient enrollment.
(2)	The number of estimated patient enrollment has increased.

Financial Operations Overview

Revenue

Licensing Agreement.

In September 2009, we entered into a Territory License Agreement (“Agreement”) with BioMedica to sub-license our Onalta™ Y-90 edotreotide radiotherapeutic in certain countries in Europe, the Middle East, North Africa, Russia and Turkey. This Agreement provides BioMedica an exclusive sub-license to ours and Novartis’ intellectual property rights and know-how with respect to Onalta. We had licensed the rights to edotreotide, the parent compound of Onalta, from Novartis in November 2006. Under this Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in the specified territories and secure all regulatory approvals. We agreed to provide forty (40) hours of compound radiolabeling technical transfer support services without charge in addition to providing reasonable levels of training, technical and regulatory support services on a time and materials basis at BioMedica’s request.

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

Research and Development Grants.

Our grant revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any significant product sales. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is competitive and subject to annual Congressional appropriations, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded. As of March 31, 2010, gross proceeds of $1.6 million remained to be received under our various NIH grants, which include potential reimbursements for our employees’ time and benefits and other expenses related to performance under the various contracts. In the event we are not successful in obtaining any new government grants or extensions to existing grants, we may have to reduce the scope of some of our programs.

The status of our research and development grants is as follows:

Program Title	Agency		Program Total	Total Received Through March 31, 2010	Remaining Amounts to be Earned as of March 31, 2010	Contract/ Grant Expiration
Early Clinical Testing for Melanin Targeting Radio-therapeutic Agent in Melanoma(2)	NCI	(1)	$224,000	$125,000	$99,000	2009
Targeting Tumor Microenvironment with Radiolabeled Inhibitors of Seprase(2)	NCI	(1)	181,000	177,000	4,000	2010
Nanodosing: A Path to Higher Sensitivity and Lower Toxicity Pharmaceuticals(3)	NCI	(1)	982,000	643,000	339,000	2010
Systematic Radiotherapy for Metastatic Melanoma: Innovation of a Novel Radiopharma(3)	NCI	(1)	1,243,000	390,000	853,000	2011
Development of a Molecular Targeting Agent for PSMA to Diagnose Metastatic Prostate Cancer(2)	NCI	(1)	488,000	263,000	225,000	2011
Targeting Tumor Hypoxia with Radiohalogenated Inhibitors of Carbonic Anhydrase IX(4)	NCI	(1)	111,000	—	111,000	2012

Total			$3,229,000	$1,598,000	$1,631,000

(1)	National Cancer Institute (“NCI”), part of the National Institutes of Health.
(2)	New contracts awarded in the third quarter ended September 30, 2009.
(3)	Contract terms were extended by NCI for another year to the expiration date stated in the table above in the third quarter ended September 30, 2009.
(4)	New contract awarded in the first quarter of 2010.

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

As of March 31, 2010, the facility was not yet placed in service. In the fourth quarter of 2009, we recognized an impairment charge of $1.2 million to reflect the outcome of an impairment review that was undertaken which indicated a decline in the fair value of building facility. We conduct a review of our long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by valuation techniques appropriate in the circumstances.

In early January 2010, we also announced a strategic decision to re-align and re-balance personnel to further reduce operating costs and support the efficient development of our oncology product candidates. We also recognized a charge of approximately $0.2 million in the first quarter of 2010 as a result of this reduction in research and development personnel.

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

Other (Expense) Income, Net.

Other (expense) income, net includes interest income, interest expense and the change in fair value of the bond derivative. Interest income consists of interest earned on our cash, cash equivalents and investments. Interest expense consists of interest incurred on debt instruments. Interest expense is a non-cash expense relating to the Bond interest, which includes the paid-in-kind Bonds issued to the Bond holders in lieu of cash interest payments, the amortization of Bond financing expenses and discount.

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

There have been no significant changes in our critical accounting policies since December 31, 2009 as described in the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires a gross presentation of activities within the Level 3 roll forward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements of ASC 820-10, Fair Value Measurements and Disclosures – Overall, to require fair value disclosures by class of assets and liabilities rather than by major category; and requires that reporting entities must disclose the valuation technique used and the inputs used in determining the fair values of each class of assets and liabilities for Level 2 and Level 3 measurements. The ASU is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted and comparative disclosures are not required in the period of initial adoption. The adoption of this ASU did not have a significant impact on our financial statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010

Revenue — Research and Development Grants.

Revenue increased by approximately $383,000, or 181%, to approximately $595,000 for the three months ended March 31, 2010 from approximately $212,000 for the three months ended March 31, 2009. The Company receives funding under various Research and Development grants. The increase is primarily due to three new grants received in the third quarter of 2009 and timing of grant-related activities.

Cost of Product Revenues.

For the three months ended March 31, 2010, we have recognized cost of product revenues of approximately $42,000 under our agreement entered into with EZN in October 2009 for the manufacture and supply of Onalta to BioMedica.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended March 31,		Increase / (Decrease)
Program	2009	2010
Azedra and Ultratrace platform	$1,809	$3,059	$1,250
Onalta	842	202	(640)
Solazed	31	36	5
Trofex	536	615	79
Zemiva	274	100	(174)
Other Platform and general R&D programs	2,555	3,467	912

Total R&D expenses, including related party R&D	$6,047	$7,479	$1,432

Research and development expense increased approximately $1.4 million or 24%, to $7.5 million for the three months ended March 31, 2010 from $6.0 million for the three months ended March 31, 2009. Key components of this spending increase were attributed to: (1) an increase of $1.3 million in the Azedra program primarily due to costs incurred for the build-out of the manufacturing facility at MDS Nordion and validation of the manufacturing process for the manufacture and supply of Azedra for clinical trials and commercial supply; and (2) an increase of $0.1 million primarily due to payroll costs for increased personnel allocated to the Trofex program; and (3) an increase of $0.9 million in other platform and general research and development costs primarily due to increased grant-related activities and payroll costs for severance payments. These spending increases were offset by reduced clinical activities and costs of $0.8 million for Onalta, Solazed and Zemiva as we plan the next phases of our clinical trials for these programs.

General and Administrative Expense.

	Three months ended March 31,		Increase / (Decrease)
General and Administrative Expenses	2009	2010
		(in thousands)
Compensation and personnel-related expense	$1,239	$1,193	$(46)
Professional services	2,280	3,338	1,058
Insurance	148	338	190
Facility costs	83	31	(52)
Stock-based compensation expense	281	274	(7)
Depreciation and amortization expense	263	183	(80)
Other	107	40	(67)

Total general and administrative expenses	$4,401	$5,397	$996

General and administrative expense increased $1.0 million or 23%, to $5.4 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009. This increase is due primarily to an increase of $1.1 million in professional services attributable to increased legal costs of $1.0 million incurred in connection with our ongoing discussions and negotiations with our Bondholders regarding the restructuring of our debt obligations and an increase of $0.2 million in business insurance expenses.

Other (Expense) Income, Net.

Other expense, net, increased $0.1 million to $5.1 million for the three months ended March 31, 2010 from other expense, net of $5.0 million for the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2010, interest expense was $5.5 million and $5.2 million, respectively, partially offset by interest income of $465,000 and $39,000 respectively. The decrease in interest expense of $0.3 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds, offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 9.84% and 8.26% for the three months ended March 31, 2009 and 2010, respectively. The decrease in interest income of $426,000 in the current period was the result of lower yields on our investments as well as a decrease in investments. The investments and associated income are utilized to fund current operations.

Liquidity and Capital Resources

We have funded our operations from inception on January 10, 1997 through March 31, 2010 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes, research funding from government grants and upfront license payments from collaborations.

We have incurred significant net losses and negative operating cash flows since inception. At March 31, 2010, we had an accumulated deficit of $310.4 million including the $17.5 million net losses incurred for the quarter ended March 31, 2010. We currently have five clinical programs in various stages of development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, we expect to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

The terms of our Bond Indenture include various covenants, including among others, financial covenants that requires us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on our current projections of our cash flow, we expect that we would not be in compliance with this covenant in the third or fourth quarter of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. Such anticipated noncompliance of the required minimum liquidity level in the second half of 2010, recurring losses from our operations and stockholders’ deficit, and the uncertainty of our obtaining additional financing on a timely basis, raise substantial doubt about our ability to continue as a going concern beyond September 2010. As a result, in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was waived by the Bond holders. We cannot guarantee our ability to continue as a going concern unless we can raise additional capital, of which there can be no assurance.

We have received an extension of a waiver by our Bond holders under our waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee, the original term of which expired 12:01 AM Eastern Standard Time on April 16, 2010. The waiver has been extended until 12:01AM Eastern Standard Time on May 18, 2010. Under the terms of the waiver agreement and related amendment, the Bond holders and Bond Indenture trustee agreed to waive the noncompliance arising from the inclusion of the “going concern” paragraph in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture, subject to earlier termination upon certain circumstances. The waiver and related amendment is also subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. Further, based on our current cash flow projections, it is still likely that we will be in breach of the minimum liquidity covenant contained in the Bond Indenture in the second half of 2010. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at

March 31, 2010. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $4.2 million at March 31, 2010 would be required to be expensed at the restructuring or demand date.

The unaudited consolidated financial statements as of March 31, 2010 have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. As of March 31, 2010, we had $18.1 million of cash and cash equivalents and $29.0 million of investments.

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

In conjunction with these discussions, we may raise additional funds through private sales of equity and other strategic collaborative arrangements which are limited under the provisions of the Indenture. If we raise additional funds through the issuance of new equity securities, our stockholders may experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. We have no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of our product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

In September 2009, we entered into a Territory License Agreement with BioMedica to sub-license the Onalta™ Y-90 edotreotide radiotherapeutic in certain countries. Further, in October 2009, we executed an exclusive, 10-year agreement to supply Onalta to BioMedica and entered into an agreement with EZN to manufacture Onalta. We have received $4.4 million of upfront payments from BioMedica and will also be eligible to receive regulatory milestone payments as well as commercial milestones and tiered royalties on Onalta sales upon commercialization in addition to near- and long-term revenues from supplying Onalta for compassionate use, clinical trial supplies and, upon regulatory approval, commercial supply to the licensed BioMedica territories. While the Supply Agreement will provide us with a source of liquidity after net remaining payments to EZN of approximately $5.9 million for the first five years for manufacturing and facility costs, future potential cash receipts from BioMedica, if any, are principally contingent upon the successful completion of contractually defined development and regulatory approval objectives. There is also considerable inherent uncertainty in the successful development and commercialization of products in the pharmaceutical industry.

We believe that our existing cash, cash equivalents and investments together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund our operations and maintain compliance with our minimum liquidity covenant through at least September 30, 2010. In order to continue operations beyond September 2010, we must raise additional capital and restructure the terms of our outstanding Bonds. Our failure to raise capital when needed could have a negative impact on our financial condition and our ability to pursue business strategies as well as potentially delay product research and development efforts and potentially require us to reduce the scope of, or eliminate one or more of our ongoing clinical programs or cause us to cease operations. We would also be required to implement further reduction in personnel and related costs and other discretionary expenditures that are within our control. In January 2010, we announced a strategic decision to re-align and re-balance personnel to further reduce future operating costs and support the efficient development of our oncology product candidates.

Cash Flows

	Three Months Ended March 31,		Increase/ (Decrease)
Summary Cash Flow Information	2009	2010	2010 vs. 2009
		(in thousands)
Net cash (used in) provided by:
Operating activities	$(11,906)	$(16,618)	$(4,712)
Investing activities	1,619	19,239	17,620
Financing activities	425	—	(425)
Exchange rate effect on cash and cash equivalents	(3)	(5)	(2)

Net increase (decrease) in cash and cash equivalents	(9,865)	2,616	12,481

Cash and cash equivalents	15,630	18,084	2,454
Short and long-term investments	78,070	29,048	(49,022)

Cash, cash equivalents and short-term investments	$93,700	$47,132	$(46,568)

Three Months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2010

Net cash used in operating activities increased by $4.7 million to $16.6 million for the three months ended March 31, 2010, compared to $11.9 million for the three months ended March 31, 2009. The increase in cash used in operations was primarily due to the increase in net loss of $2.2 million and increase of $2.0 million in payments to vendors for prepaid expenses and other current assets, accounts payable and accrued expenses for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in net loss is attributed to the increase in research and development expenses of $1.4 million and increase in general and administrative expenses of $1.0 million. This increase in net loss was offset by the reduction of $0.3 million in non-cash interest expense related to our bonds. Net cash provided by investing activities increased by $17.6 million to $19.2 million for the three months ended March 31, 2010, compared to $1.6 million for the three months ended March 31, 2009. The increase was primarily due to liquidation of investments as such are utilized to fund operations. Net cash provided by financing activities in the prior period related primarily to the exercise of common stock options, there were no exercises of stock options in the current period.

Contractual Obligations

Contractual obligations, as of March 31, 2010, are not significantly different than that shown on page 69 of our Annual Report filed on Form 10-K for December 31, 2009 except as discussed under Note 9, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financial Statements” for the period ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not engage in nor have any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus 8%, determined on a quarterly basis. The interest rate at March 31, 2010 was 8.25%. A 1% (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.9 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at March 31, 2010. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional Bonds. The Company has opted to issue additional bonds in lieu of cash payments for interest, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

During the period covered by this Quarterly Report on Form 10-Q, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as noted below:

Risks Related to Our Ability to Continue as a Going Concern and Our Noncompliance with Covenants under Our Bond Indenture

We may not be able to continue as a going concern.

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). The terms of our Bond Indenture include various covenants, including, among others, a financial covenant that requires us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on our current projections of our cash flow, we expect that we would not be in compliance with this covenant in the third or fourth quarter of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. Such anticipated noncompliance of the required minimum liquidity level in the second half of 2010, recurring losses from our operations and net stockholders’ capital deficiency, and the uncertainty of our obtaining additional financing on a timely basis raise substantial doubt about our ability to continue as a going concern beyond September 2010. As a result, in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an emphasis of a matter paragraph relating to substantial doubt about whether we can continue as a going concern. We cannot guarantee our ability to continue as a going concern unless we can raise additional capital, of which there can be no assurance.

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

We discussed with the holders of our Bond the foregoing circumstances and a restructuring of our outstanding debt. We have received an extension of a waiver by our Bond holders under our waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee, the original term of which expired 12:01 AM Eastern Standard Time on April 16, 2010. The waiver has been extended until 12:01AM Eastern Stand Time on May 18, 2010. Under the terms of the waiver agreement and related amendment, the Bond holders and Bond Indenture trustee agreed to waive the noncompliance arising from the inclusion of the “going concern” paragraph in the report of our independent registered public accounting firm on our financial statements and other technical defaults under the Bond Indenture, subject to earlier termination upon certain circumstances. The waiver and related amendment are also subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. In the event that the waiver expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations.

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

On April 27, 2010, the Company received a letter from NASDAQ stating that for the last 10 consecutive business days, from April 13, 2010 to April 26, 2010, our market value of listed securities has been $50,000,000 or greater and accordingly, we have regained compliance with the MVLS Rule and this matter is now closed.

Additionally, in order to maintain our listing, we are required to satisfy other minimum financial and continued listing requirements, including, without limitation, maintaining a $1.00 per share minimum closing bid price for our common stock (the “Minimum Bid Price Rule”).

Our common stock has recently traded at a low of $1.05 per share on February 17, 2010. If the closing bid price of our common stock goes below $1.00 for 30 consecutive business days in the future, we will receive a deficiency notice from NASDAQ advising us that our common stock fails to meet the Minimum Bid Price Rule. To regain compliance, our common stock would need to close at $1.00 or more for a minimum of 10 consecutive business days during the 180 calendar days following our receipt of such a notice. If in the future we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market unless we apply to transfer our common stock to the NASDAQ Capital Market, provided that we satisfy the requirements for continued listing on that market. Given current economic conditions and the volatility of our stock price, there can be no assurance that we will be able to maintain compliance with the MVLS Rule or the Minimum Bid Price Rule for continued listing on the NASDAQ Global Market or satisfy the requirements for transferring our listing to the NASDAQ Capital Market.

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

There has been active shorting on our stock in substantial amount recently, which has caused significant fluctuations in our stock price. Short selling and possible market price manipulation of our common stock may cause trading in our common stock to be volatile and has a negative effect on the trading price of our common stock. The anticipation of a volatile stock price could cause even greater volatility in our stock trading and could further adversely affect our stock price. The short selling and volatility of our stock may cause the value of a stockholder’s investment to decline rapidly.

ITEM 5.	OTHER INFORMATION

On March 30, 2010, the Company entered into an amendment to its lease agreement with ARE-MA Region No. 35, LLC for the lease of office space located at 101 Rogers Street, Cambridge, Massachusetts to reduce the aggregate rentable premises and extend the term of the lease agreement through September 30, 2011, subject to early termination upon 90 days’ written notice to the landlord. The premises leased by the Company now is 11,950 square feet in aggregate. The monthly base rent from April 1, 2010 to December 31, 2010 is $34,466 and from January 1, 2011 to September 30, 2011 is $35,462.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2010.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

By:	/S/ DANIEL L. PETERS
Daniel L. Peters
President and Chief Executive Officer

By:	/S/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Change of Control Agreement, between Molecular Insight Pharmaceuticals, Inc. and Charles H. Abdalian, Jr., dated March 22, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2010)

10.2	Second Amendment to Lease, between Molecular Insight Pharmaceuticals, Inc. and ARE-MA Region No. 35, LLC, dated March 30, 2010

10.3	First Amendment to Lease and Acknowledgement of Commencement Date, between Molecular Insight Pharmaceuticals, Inc. and ARE-MA Region No. 35, LLC, dated June 3, 2008

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002