Form 10-Q
period 2010-06-30
Molecular Insight Pharmaceuticals, Inc.
filed 2010-08-04
CIK 1340752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2010 was 25,268,327.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,467,048	$12,564,702
Investments	48,514,855	22,011,472
Accounts receivable — net	651,094	1,109,750
Prepaid expenses	538,690	3,671,370
Other current assets	363,355	1,339,965
Debt issuance costs — net	4,526,855	3,806,117

Total current assets	70,061,897	44,503,376
Property and equipment — net	4,044,488	4,382,668
Restricted cash	500,000	500,000

Total assets	$74,606,385	$49,386,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,720,756	$577,192
Accrued expenses	8,041,130	7,345,836
Bonds payable — net of discount	174,838,383	184,650,654

Total current liabilities	184,600,269	192,573,682
Asset retirement obligation	294,637	304,041
Deferred revenue	25,000	25,000
Other long term liabilities	183,075	354,400
Commitments and contingencies (Note 9) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2009 and June 30, 2010; issued and outstanding, 25,268,327 shares at December 31, 2009 and June 30, 2010	252,683	252,683
Additional paid-in capital	182,142,165	183,570,225
Accumulated other comprehensive income (loss)	(540)	634
Accumulated deficit	(292,890,904)	(327,694,621)

Total stockholders’ deficit	(110,496,596)	(143,871,079)

Total liabilities and stockholders’ deficit	$74,606,385	$49,386,044

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue — research and development grants	$137,274	$301,801	$349,133	$896,589
Operating expenses:
Cost of product revenues	—	101,284	—	143,658
Research and development	7,064,561	6,713,081	13,111,868	14,192,066
General and administrative	4,069,225	5,491,964	7,580,753	10,888,909
General and administrative — related parties	619,443	—	1,509,356	—

Total operating expenses	11,753,229	12,306,329	22,201,977	25,224,633

Loss from operations	(11,615,955)	(12,004,528)	(21,852,844)	(24,328,044)
Other income (expense):
Interest income	295,122	18,211	760,086	57,336
Interest expense	(5,297,734)	(5,344,419)	(10,781,727)	(10,533,009)

Total other expense, net	(5,002,612)	(5,326,208)	(10,021,641)	(10,475,673)

Net loss	$(16,618,567)	$(17,330,736)	$(31,874,485)	$(34,803,717)

Basic and diluted net loss per common share	$(0.66)	$(0.69)	$(1.27)	$(1.38)

Weighted average shares used to compute basic and diluted net loss per common share	25,176,379	25,235,420	25,138,850	25,235,420

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Total Comprehensive Loss
	Number of Shares	Par Value
Balance at January 1, 2010	25,268,327	$252,683	$182,142,165	$(540)	$(292,890,904)	$(110,496,596)
Stock-based compensation	—	—	1,428,060	—	—	1,428,060
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(12,088)	—	(12,088)	$(12,088)

Realized currency translation adjustment	—	—	—	13,262	—	13,262	13,262
Net loss	—	—	—	—	(34,803,717)	(34,803,717)	(34,803,717)

Total comprehensive loss	—	—	—	—	—	—	$(34,802,543)

Balance at June 30, 2010	25,268,327	$252,683	$183,570,225	$634	$(327,694,621)	$(143,871,079)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(31,874,485)	$(34,803,717)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	10,790,558	10,542,413
Depreciation and amortization	512,209	367,598
Loss on disposal of assets	—	88,613
Provision for doubtful accounts receivable	—	35,816
Stock-based compensation expense	1,470,774	1,428,060
Changes in assets and liabilities:
Accounts receivable	(75,744)	(494,472)
Prepaid expenses	(483,313)	(3,132,680)
Other current assets	(728,901)	(980,032)
Accounts payable	207,184	(1,077,571)
Accrued expenses and other	(2,775,932)	(562,396)
Accounts payable and accrued expenses-related parties	47,122	—

Net cash used in operating activities	(22,910,528)	(28,588,368)

Cash flows from investing activities:
Purchase of investments	(32,413,549)	(8,908,705)
Proceeds from investments	47,500,000	35,400,000
Purchase of property and equipment	(416,755)	(796,228)

Net cash provided by investing activities	14,669,696	25,695,067

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	477,401	—
Proceeds from sale of restricted stock	687	—

Net cash provided by financing activities	478,088	—

Effect of foreign exchange rate changes on cash and cash equivalents	(1,752)	(9,045)

Net decrease in cash and cash equivalents	(7,764,496)	(2,902,346)
Cash and cash equivalents — beginning of period	25,494,834	15,467,048

Cash and cash equivalents — end of period	$17,730,338	$12,564,702

Supplemental disclosures of cash flows information:
Noncash investing and financing activities:
Payment-in-kind bonds in lieu of cash interest payments	$8,205,775	$7,852,487

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

Going Concern, Liquidity and Management’s Plans — The Company has incurred significant net losses and negative operating cash flows since inception. At June 30, 2010, the Company had an accumulated deficit of $327.7 million including the $34.8 million net losses incurred for the six months ended June 30, 2010. The Company has five clinical-stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, the Company expects to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As of June 30, 2010, the Company had approximately $194.4 million of Senior Secured Bonds and accrued and unpaid interest. The terms of the Company’s Bond Indenture include various covenants, including among others, financial covenants that require the Company maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) requires the Company to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on the Company’s current projections of cash flow, the Company expects that it will not be in compliance with this covenant in the third quarter of 2010, unless it is able to raise sufficient additional capital. Additionally, under the Bond Indenture, the Company is required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from its independent auditors. In the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, the independent auditors have included an explanatory paragraph relating to substantial doubt about whether the Company can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was temporarily waived (and currently remains subject to waiver) by the Bond holders. The Company cannot guarantee its ability to continue as a going concern unless it can restructure the debt agreements and raise additional capital, of which there can be no assurance.

Pursuant to a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture. On August 2, 2010, the Company entered into a sixth amendment to the waiver agreement, pursuant to which the waiver has been extended until 11:59PM Eastern Standard Time on August 16, 2010. The waiver continues to be subject to a number of terms and conditions relating to the Company’s provision of certain information to the Bond holders, among other conditions and matters. The Company cannot be assured that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. Further, based on the Company’s current cash flow projections, it is still likely that the Company will be in breach of the minimum liquidity covenant contained in the Bond Indenture in the third quarter of 2010. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at June 30, 2010. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $3.8 million at June 30, 2010 would be required to be expensed at the restructuring or demand date.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as of June 30, 2010, the Company had $12.6 million of cash and cash equivalents and $22.0 million of investments. The Company believes that its existing cash, cash equivalents and investments together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund its operations and maintain compliance with its minimum liquidity covenant through at least September 30, 2010.

In order to continue operations in the short term, the Company must restructure the terms of its outstanding Bonds. In order to continue operations beyond September 2010, the Company must raise additional capital. The Company’s failure to restructure the Bonds and raise capital when needed will have a significant negative impact on its financial condition and its ability to continue its operations.

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

The Company is continuing to discuss with the Bond holders various proposals between the Bond holders and the Company which generally contemplate, among other things, the deleveraging of the Company through a debt for equity exchange with respect to a significant portion of the outstanding indebtedness under the Bonds. Such transaction, if consummated, would likely be substantially dilutive to the holders of our shares immediately prior to such exchange and may result in the Company’s existing equity becoming effectively subordinated to newly-issued securities as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in the Company ceasing to list its securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of the Company’s board of directors and other governance matters, and may result in other changes to the Company’s capital structure. The Company cannot be assured that such discussions will be successful or that it will reach such an agreement on terms favorable to the Company, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on the Company and its existing equity. Moreover, in connection with the discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on the Company or modify the terms of our existing Bond Indenture. These restrictions may limit the Company’s ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require the Company to pay additional fees, prepay a portion of its indebtedness, accelerate the amortization schedule for its indebtedness or agree to higher interest rates on its outstanding indebtedness or take other actions that could adversely affect the Company’s business. The Bond holders may also require the Company to raise additional capital concurrently with any restructuring or thereafter which could be substantially dilutive to the holders of the Company’s existing shares and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. If the waiver grace period (or any extension thereof) expires or terminates, and the Company is unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of its outstanding debt, the Company will be in default of its obligations under the Bond Indenture, and the Bond holders may choose to accelerate its debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If its indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that the Company will be unable to repay its debt obligations and it may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

The Company may seek to raise additional funds through public or private sales of equity and other strategic collaborative arrangements which are limited under the provisions of the Bond Indenture. If the Company raises additional funds through the issuance of new equity securities, its stockholders may experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or its product candidates or grant licenses on terms that are not favorable to the Company. The Company has no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of the Company’s product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, namely Molecular Insight Limited, based in the United Kingdom, Molecular Insight Pharmaceuticals GmbH (“GmbH”), based in Germany, and Biostream Therapeutics, Inc. Intercompany accounts and transactions for all subsidiaries have been eliminated in consolidation. The Company disposed of GmbH on May 10, 2010 and as such, is no longer a subsidiary of the Company as of June 30, 2010. The loss recognized on disposition of GmbH was not significant.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The December 31, 2009 consolidated balance sheet presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

3. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short-term nature. The embedded derivative, as described below, is recorded at its estimated fair value. Due to the circumstances described in Notes 1 and 8 to the unaudited financial statements, Management cannot reasonably estimate the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders at June 30, 2010. Further, the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities that are measured at fair value and their related hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$11,946,089	$11,946,089	$—	$—
Available-for-sale securities (U.S. Treasury Bills)	$22,011,472	$22,011,472	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$14,826,040	$14,826,040	$—	$—
Available-for-sale securities (U.S. Treasury Bills)	$48,514,855	$48,514,855	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

Measured at Fair Value on a Non-Recurring Basis
Long-lived assets	$1,799,544	$—	$—	$1,799,544

The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Balance, beginning of period	$50,000	$50,000	$50,000	$50,000
Realized gain included in other income	—	—	—	—
Purchases, issuances and settlements	—	—	—	—
Transfers in/out of Level 3	—	—	—	—

Balance, end of period	$50,000	$50,000	$50,000	$50,000

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are anti-dilutive for all periods presented.

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three and six months ended June 30, 2009 and 2010, options to purchase 4,327,321 and 3,862,788 shares of common stock, respectively, nonvested shares of 46,407 and 32,907, respectively and warrants to purchase 6,604,840 were not included in the computation of net loss per share, because the effect would be anti-dilutive.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. STOCK-BASED COMPENSATION

Pursuant to the annual automatic increase provisions of the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), an additional 1,010,733 shares have been reserved in 2010 to allow for a total of 5,311,635 shares issuable for share awards.

Employees and directors — The estimated fair value of stock options granted was determined using the Black-Scholes option pricing model. In using the Black-Scholes option pricing model, the Company makes certain assumptions with respect to the estimated lives of the awards, expected volatility of the common stock consistent with the expected option life, risk free interest rates, and dividend rates.

There were no awards granted during the three and six months ended June 30, 2010 other than the annual automatic grants of 150,000 options to non-employee directors which vest over a one-year period as provided in the Company’s 2006 Plan.

The Company used the following assumptions in estimating the fair value of stock options granted for the six months ended June 30, 2009 and 2010:

	2009	2010
Risk free interest rates	1.75-2.36%	2.61%
Expected dividend yield	0%	0%
Expected life (non-performance-based options)	5.50-6.25 years	5.50 years
Expected volatility	89-101%	95%

Information concerning stock option activity granted under the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Plan”) for the six months ended June 30, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Remaining Contractual Life (Years)
Options outstanding at beginning of period	4,114,853	$5.16	7.44
Granted	150,000	1.85
Exercised	—	—
Forfeitures	(402,065)	6.58

Options outstanding at end of period	3,862,788	4.89	6.98

Options exercisable	2,381,340	4.91	6.02

Options vested and expected to vest	3,289,689	4.90	6.69

Options available for grant	2,362,044

Weighted average fair value of options granted		$1.39

Information concerning unvested restricted stock activity for the six months ended June 30, 2010 is summarized as follows:

	Number of Shares	Grant Date Fair Value
Nonvested shares at beginning of period	32,907	$7.78
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at end of period	32,907	$7.78

Certain of the Company’s option agreements provide that in the event of a change in control of the Company, as defined, any unvested options will become immediately vested and exercisable.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Stock-based compensation charged to:
Research and development	$531,555	$600,262	$742,496	$900,841
General and administrative	446,839	253,424	728,278	527,219

Stock-based compensation expense	$978,394	$853,686	$1,470,774	$1,428,060

As of June 30, 2010, the unamortized compensation expense of all employee stock option and restricted stock awards granted under the Company’s Plan, net of estimated forfeitures were $2,396,061 and $94,303, respectively. These amounts will be amortized over an estimated weighted average period of 1.93 and 1.89 years, respectively.

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

The amortized cost, gross unrealized gains and losses, and fair value of short-term investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2010	$22,010,838	$634	$—	$22,011,472
December 31, 2009	$48,502,133	$18,458	$5,736	$48,514,855

No realized gains or losses were recognized in other income or expense for the three and six months ended June 30, 2010 and 2009.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2009	June 30, 2010
Payroll, bonuses, severance and vacation	$2,327,866	$1,563,537
Clinical trials	2,120,123	2,676,761
Manufacturing	650,104	331,950
Professional fees	2,355,322	2,352,739
Sponsored research and license agreements	385,680	159,583
Other	202,035	261,266

Total accrued expenses	$8,041,130	$7,345,836

8. DEBT

Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31 2009	June 30, 2010
Bond principal	$150,000,000	$150,000,000
PIK interest	36,533,644	44,386,131
Bond discount	(11,695,261)	(9,735,477)

	$174,838,383	$184,650,654

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 were $194,386,131. The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 9.08% and 8.31% for the three months ended June 30, 2009 and 2010, respectively, and 9.46% and 8.29% for the six months ended June 30, 2009 and 2010, respectively. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond. Interest accrued on the Bonds shall be paid in cash after November 16, 2010. All of the Company’s assets are pledged as security for the obligations of the Company under the Bond Indenture.

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

The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 at December 31, 2009 and June 30, 2010. The embedded derivative is classified in accrued expenses in the consolidated balance sheets. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).

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

Under the Bond Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $22.5 million for the period ended June 30, 2010 and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount increases on a quarterly basis to $41.9 million for the period from April 1, 2011 to June 30, 2011; after which the amount increases to $45.0 million for the period from July 1, 2011 and through the maturity date. The Company expects to be in violation of this covenant in the third quarter of 2010 (see Note 1). The Company had Minimum Liquidity in excess of the required amount by approximately $12.1 million at June 30, 2010.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A failure to comply with the covenants of the Bond Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Bond Indenture. Such events of default would include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Bond Indenture. Because of the covenant violation described in Note 1, the Company has classified the bonds payable and related issuance costs as current in the consolidated balance sheets as at December 31, 2009 and at June 30, 2010.

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

Due to the circumstances described in Note 1, the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 included an explanatory paragraph relating to substantial doubt about whether the Company can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture. On August 2, 2010, the Company received a sixth extension of a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee. The waiver has been extended until 11:59PM Eastern Standard Time on August 16, 2010. Under the terms of the waiver agreement and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture.

The waiver continues to be subject to a number of terms and conditions relating to the Company’s provision of certain information to the Bond holders, among other conditions and matters. The Company cannot be assured that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver expires or terminates prior to the successful restructuring of the Company’s outstanding debt, then the Company will be in default of its obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If the Company’s debt obligations under the Bond Indenture are accelerated or are not restructured on acceptable terms, it is likely the Company will be unable to repay such obligations and may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2009 except as disclosed below:

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

10. COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

On June 24, 2010, the Company received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying that for the 30 consecutive business days preceding the date of the letter, the Company failed to maintain the minimum $50 million Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). NASDAQ further advised the Company that in accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until December 21, 2010, to regain compliance with the MVLS Rule. NASDAQ will deem the Company to have regained compliance with the MVLS Rule if at any time during this grace period the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days.

The Company intends to actively monitor its MVLS between now and December 21, 2010, and will consider available options to resolve the deficiency and regain compliance with the MVLS Rule. In the event that the Company is unable to regain compliance with the MVLS Rule prior to December 21, 2010, the Company plans to apply to transfer its common stock to the NASDAQ Capital Market provided that it satisfies the requirement for continued listing on that market.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. BIOMEDICA STRATEGIC COLLABORATION AGREEMENT

On April 28, 2010, the Company entered into an Amendment to the Territory License and Supply Agreements (the “Amendment”) with BioMedica Life Sciences, S.A. (“Biomedica”) to modify the Supply Agreement with respect to certain product transfer pricing provisions for the supply of Onalta during the period from April 1, 2010 through September 30, 2011 and the timing of certain advance payments on inventory; and to modify the Territory License Agreement with respect to the timing of a milestone payment after a first sale of Onalta. The effective date of the Amendment was April 1, 2010.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. The ASU is effective for fiscal years beginning after June 15, 2010. The adoption of this ASU will not have a significant impact on the Company’s financial statements.

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

Statements in this interim report on Form 10-Q that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about our financial performance, our corporate strategy, our business operations, our negotiations with our Bond holders and the consequences of the failure to reach agreement with the Bond holders in regard to avoiding acceleration of the debt obligations under the Bond Indenture and restructuring such debt on acceptable terms, our ability to meet our obligations under the Bond Indenture, our potential insolvency and other consequences caused by a default under the Bond Indenture, our clinical trials of Azedra™, Onalta™, Trofex™, Solazed™ and Zemiva™ and anticipated regulatory requirements and the timing of launches of such products, our business development strategy regarding the European rights to Onalta™ and anticipated use in named patient programs and clinical trials in the licensed territories, anticipated revenues from product supply to BioMedica, from regulatory milestone payments and from milestone and tiered royalties on sales, our capital requirements and our needs for additional financing, potential severe dilution or subordination of our stock ownership, and potential delisting of our stock. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “continuing,” “ongoing,” “should,” “could,” “goal,” and similar expressions intended to identify forward-looking statements. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth in the Risk Factors section of our annual report on Form 10-K and those set forth in the Risk Factors section in this Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). Based on our current projections of our cash flow, we will breach the minimum liquidity requirements under the Bond Indenture in the third quarter of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our auditors. As described in Note 1 to the financial statements for the period ended June 30, 2010 included in this Quarterly Report on Form 10-Q, in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was temporarily waived by the Bond holders.

Pursuant to a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture. On August 2, 2010, the Company entered into a sixth amendment to the waiver agreement, pursuant to which the waiver has been extended until 11:59PM Eastern Standard Time on August 16, 2010. The waiver continues to be subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver grace period (or any extension thereof) expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

We are continuing to discuss with the Bond holders various proposals between the Bond holders and us which generally contemplate, among other things, a deleveraging of our Company through a debt for equity exchange with respect to a significant portion of the outstanding indebtedness under the Bonds. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. In the event that we are able to successfully restructure our outstanding indebtedness, we will also need to actively pursue financing strategies to raise additional funds through private sales of equity, incurrence of indebtedness and other strategic collaborative arrangements. However, unless the amount of our senior secured indebtedness is significantly reduced or restructured, it may prove difficult for us to obtain such additional financing.

Company Overview

We are a clinical-stage biopharmaceutical company and a pioneer in the emerging field of molecular medicine. We are focused on the discovery, development and commercialization of targeted therapeutic and imaging radiopharmaceuticals for use in oncology.

We have five clinical-stage candidates in development. The Company’s product candidates and their stages of development as of June 30, 2010 are summarized below:

Program	Primary Indication(s)	Stage of Development
Oncology
Azedra (Ultratrace iobenguane I 131)	Pheochromocytoma (and paraganglioma; together referred to singly as “pheochromocytoma”)	In Pivotal Phase 2b
	Neuroblastoma	In Phase 2a
Onalta (Yttrium-90 edotreotide)	Metastatic carcinoid and pancreatic neuroendocrine tumors	Pre-Phase 3 (Europe)
Trofex (Iofolastat I123)	Metastatic prostate cancer	In Phase 1
Solazed (Ioflubenzamide I 131)	Metastatic melanoma	In Phase 1

Non-Oncology
Zemiva (Iodofiltic acid I 123)	Acute cardiac ischemia	Completed Phase 2

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

In June 2010, we presented positive data from our Azedra™ Phase 2a clinical trial in neuroblastoma at the Advances in Neuroblastoma Research Conference in Stockholm, Sweden. The primary aim of this Phase 2a study was to establish the maximum tolerated dose of Azedra™ with autologous hematopoietic stem cell support. The study defined safety, toxicity and response data and supported proceeding to a pivotal Phase 2 trial utilizing 18 mC/i/kg administered dose.

Onalta

In May, 2009, we reached an agreement with the EMEA on a proposed Phase 3 protocol design for Onalta that would be suitable to support registration provided the trial meets its endpoints. In September 2009, we sub-licensed Onalta™ Y-90 edotreotide to BioMedica. Under the Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in certain countries in Europe, the Middle East, North Africa, Russia and Turkey and secure all regulatory approvals within the BioMedica territories. BioMedica is expected to commence a European pivotal Phase 3 clinical study in the first half of 2011.

Trofex

We have completed the Phase 1 (TX-P101), proof of concept study for Trofex in men with documented prostate cancer and confirmed metastatic disease. Based on our initial results of clinical data in men with prostate cancer, we initiated a second Phase 1 (TX-P102) Trofex imaging study in August 2009 to compare normal men and men with metastatic disease. We have completed the study and the clinical study report. In November 2009, an additional exploratory Phase 1 (TX-P103) was initiated for the detection of metastatic prostate cancer that will inform development of further clinical trials and could support a fast track designation for approval by the FDA, for Trofex as a diagnostic agent. Finally, we expect an important collaborative study (TX-P104) with the National Cancer Institute/National Institute of Health to begin in the latter half of 2010 where patients with known prostate cancer scheduled for surgery will be evaluated with Trofex prior to surgery.

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

Our Non-Oncology Product Candidate

Zemiva

We are currently in discussions with the FDA regarding the design of the Phase 3 protocol and continue to explore opportunities to out-license Zemiva in conjunction with our strategic focus on oncology.

On-Going Clinical Programs

Clinical trial costs are a significant component of our research and development expenses. We contract with third parties to perform certain clinical trial activities on our behalf in the on-going development of our product candidates. As of June 30, 2010, we have three (3) active clinical trials in the area of oncology excluding our grant-funded clinical trial for Solazed. Our on-going clinical trials and estimated future remaining costs to be incurred on these clinical trials based on the financial terms of our contracts with clinical sites and contract research organizations are as follows:

Clinical Trial	Indication	Estimated Future Remaining Costs	Estimated Period of Expenditure

Pivotal Phase 2b for Azedra or IB12b	Malignant pheochromocytoma in adults	$7.5 million	Through the End of 2014

Phase 2a for Azedra or IB13	Neuroblastoma in children	$0.2 million	Through the End of 2010(1)

Phase 1 Trofex or TX-P103(2)	Prostate cancer imaging	$0.6 million	Through the End of 2010

(1)	Estimated completion of clinical trial has been pushed out due to delays in patient enrollment.
(2)	The number of estimated patient enrollment has increased.

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

Research and Development Grants.

Our grant revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any significant product sales. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is competitive and subject to annual Congressional appropriations, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded. As of June 30, 2010, gross proceeds of $2.7 million remained to be received under our various NIH grants, which include potential reimbursements for our employees’ time and benefits and other expenses related to performance under the various contracts. In the event we are not successful in obtaining any new government grants or extensions to existing grants, we may have to reduce the scope of some of our programs.

The status of our research and development grants is as follows:

Program Title	Agency		Program Total	Total Received Through June 30, 2010	Remaining Amounts to be Earned as of June 30, 2010	Contract/ Grant Expiration
Early Clinical Testing for Melanin Targeting Radio-therapeutic Agent in Melanoma(2)(4)(5)	NCI	(1)	$783,000	$124,000	$659,000	2012
Targeting Tumor Microenvironment with Radiolabeled Inhibitors of Seprase(2)	NCI	(1)	181,000	181,000	—	2010
Nanodosing: A Path to Higher Sensitivity and Lower Toxicity Pharmaceuticals	NCI	(1)	982,000	710,000	272,000	2010
Systematic Radiotherapy for Metastatic Melanoma: Innovation of a Novel Radiopharma	NCI	(1)	1,243,000	443,000	800,000	2011
Development of a Molecular Targeting Agent for PSMA to Diagnose Metastatic Prostate Cancer(2)(5)	NCI	(1)	1,290,000	395,000	895,000	2011
Targeting Tumor Hypoxia with Radiohalogenated Inhibitors of Carbonic Anhydrase IX(3)	NCI	(1)	111,000	46,000	65,000	2012

Total			$4,590,000	$1,899,000	$2,691,000

(1)	National Cancer Institute (“NCI”), part of the National Institutes of Health.
(2)	New contracts awarded in the third quarter of 2009.
(3)	New contract awarded in the first quarter of 2010.
(4)	Contract term extended by NCI through the expiration date stated in the table above in the second quarter of 2010.
(5)	Program total increased in support of ongoing projects in the second quarter of 2010.

Cost of Product Revenues.

Concurrent with the Supply Agreement entered into with BioMedica in October 2009, we also entered into a ten (10) year Facility Setup and Contract Manufacturing Agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”), a company with a licensed radiopharmaceutical manufacturing facility in Braunschweig, Germany. Under the terms of the agreement, EZN will manufacture and supply Onalta for use in named patient programs and registration clinical trials within the BioMedica territories, and for commercial sales, upon the EMEA marketing authorization approval of Onalta. The agreement also provides for EZN to establish an exclusive suite for the manufacture and supply of Onalta which will be funded by us and estimated at a cost of €1.3 million (approximately $1.7 million), including estimated costs of €0.3 million associated with decommissioning of the dedicated suite upon termination. We are also required to make fixed monthly payments to EZN aggregating €2.7 million (approximately $3.5 million) for the initial five (5) years following the effective date of the agreement in addition to product costs.

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

As of June 30, 2010, the facility was not yet placed in service. In the fourth quarter of 2009, we recognized an impairment charge of $1.2 million to reflect the outcome of an impairment review that was undertaken which indicated a decline in the fair value of building facility. We conduct a review of our long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by valuation techniques appropriate in the circumstances.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. The ASU is effective for fiscal years beginning after June 15, 2010. The adoption of this ASU will not have a significant impact on our financial statements.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010

Revenue — Research and Development Grants.

Revenue increased by approximately $0.2 million or 120%, to approximately $0.3 million for the three months ended June 30, 2010 from approximately $0.1 million for the three months ended June 30, 2009. The Company receives funding under various Research and Development grants. The increase is primarily due to four new grants received in the third and first quarters of 2009 and 2010, respectively, and timing of grant-related activities.

Cost of Product Revenues.

For the three months ended June 30, 2010, we have recognized cost of product revenues of approximately $0.1 million under our agreement entered into with EZN in October 2009 for the manufacture and supply of Onalta to BioMedica.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended June 30,		Increase / (Decrease)
Program	2009	2010
Azedra and Ultratrace platform	$2,613	$2,512	$(101)
Onalta	130	120	(10)
Solazed	35	21	(14)
Trofex	943	883	(60)
Zemiva	(312)	53	365
Other Platform and general R&D programs	3,656	3,124	(532)

Total R&D expenses, including related party R&D	$7,065	$6,713	$(352)

Research and development expense decreased approximately $0.4 million or 5%, to $6.7 million for the three months ended June 30, 2010 from $7.1 million for the three months ended June 30, 2009. This spending decrease is attributed to a decrease of $0.5 million in other platform and general research and development costs primarily due to decreased payroll costs as a result of a reduction in headcount offset by an increase in costs attributable to grant-related activities. Total research and development expenses for the three months ended June 30, 2009 included a $1.6 million reduction in costs due to true-ups of estimates for various program costs primarily related to Zemiva and Azedra of $0.7 million and $0.5 million, respectively.

General and Administrative Expense.

	Three months ended June 30,		Increase / (Decrease)
General and Administrative Expenses	2009	2010
		(in thousands)
Compensation and personnel-related expense	$1,534	$978	$(556)
Professional services	2,139	3,538	1,399
Insurance	158	413	255
Depreciation and facility costs	347	140	(207)
Stock-based compensation expense	447	254	(193)
Other	64	169	105

Total general and administrative expenses	$4,689	$5,492	$803

General and administrative expense increased $0.8 million or 17%, to $5.5 million for the three months ended June 30, 2010 from $4.7 million for the three months ended June 30, 2009. This increase is due primarily to an increase of $0.3 million in business insurance expenses and increase of $1.4 million in professional services. The increase in professional services is attributable to increased legal and consulting fees of $1.6 million incurred in connection with our ongoing discussions and negotiations with our Bond holders regarding the restructuring of our debt obligations. These increases were offset by decreases in compensation, personnel-related expenses and stock-based compensation expense due to a reduction in headcount as compared to prior year and the absence of an annual grant in 2010. The reduction in our aggregate rentable premises for our office lease space at the end of March 2010 also contributed a decrease of $0.2 million in our depreciation and facility costs.

Other (Expense) Income, Net.

Other expense, net, increased $0.3 million to $5.3 million for the three months ended June 30, 2010 from other expense, net of $5.0 million for the three months ended June 30, 2009. The net increase was due to a decrease in interest income of $0.3 million in the current period as a result of lower yields on our investments as well as a decrease in investment balances. The investments and associated income are utilized to fund current operations. Interest expense remained consistent in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The average interest rate was 9.08% and 8.31% for the three months ended June 30, 2009 and 2010, respectively. The effect of lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds was offset by the increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010

Revenue — Research and Development Grants.

Revenue increased by approximately $0.5 million or 156%, to approximately $0.9 million for the six months ended June 30, 2010 from approximately $0.4 million for the six months ended June 30, 2009. The Company receives funding under various Research and Development grants. The increase is primarily due to four new grants received in the third and first quarters of 2009 and 2010, respectively, and timing of grant-related activities.

Cost of Product Revenues.

For the six months ended June 30, 2010, we have recognized cost of product revenues of approximately $0.1 million under our agreement entered into with EZN in October 2009 for the manufacture and supply of Onalta to BioMedica.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Six months ended June 30,		Increase / (Decrease)
Program	2009	2010
Azedra and Ultratrace platform	$4,423	$5,571	$1,148
Onalta	972	322	(650)
Solazed	66	57	(9)
Trofex	1,479	1,498	19
Zemiva	(38)	154	192
Other Platform and general R&D programs	6,210	6,590	380

Total R&D expenses, including related party R&D	$13,112	$14,192	$1,080

Research and development expense increased approximately $1.1 million or 8%, to $14.2 million for the six months ended June 30, 2010 from $13.1 million for the six months ended June 30, 2009. Key components of this spending increase were attributed to: (1) an increase of $1.2 million in the Azedra program primarily due to costs incurred for our ongoing pivotal Phase 2b clinical trial; and (2) an increase of $0.4 million in other platform and general research and development costs primarily due to increased grant-related activities partially offset by decreased payroll costs due to a reduction in headcount. These spending increases were offset by reduced clinical activities and costs of $0.7 million for Onalta and Solazed as we plan the next phases of our clinical trials for these programs. Total research and development expenses for the six months ended June 30, 2009 included a $1.8 million reduction in costs due to true-ups of estimates for various program costs primarily related to Zemiva and Azedra of $0.9 million and $0.5 million, respectively.

General and Administrative Expense.

	Six months ended June 30,		Increase / (Decrease)
General and Administrative Expenses	2009	2010
		(in thousands)
Compensation and personnel-related expense	$2,773	$2,171	$(602)
Professional services	4,424	6,877	2,453
Insurance	306	750	444
Depreciation and facility costs	693	303	(390)
Stock-based compensation expense	728	527	(201)
Other	166	261	95

Total general and administrative expenses	$9,090	$10,889	$1,799

General and administrative expense increased $1.8 million or 20%, to $10.9 million for the six months ended June 30, 2010 from $9.1 million for the six months ended June 30, 2009. This increase is due primarily to an increase of $0.4 million in business insurance expenses and increase of $2.5 million in professional services. The increase in professional services is attributable to increased legal and consulting fees of $2.7 million incurred in connection with our ongoing discussions and negotiations with our Bond holders regarding the restructuring of our debt obligations. These increases were offset by decreases in compensation, personnel-related expenses and stock-based compensation expense due to a reduction in headcount as compared to prior year and the absence of an annual grant in 2010. The reduction in our aggregate rentable premises for our office lease space at the end of March 2010 also contributed a decrease of $0.4 million in our depreciation and facility costs.

Other (Expense) Income, Net.

Other expense, net, increased $0.5 million to $10.5 million for the six months ended June 30, 2010 from other expense, net of $10.0 million for the six months ended June 30, 2009. During the six months ended June 30, 2009 and 2010, interest expense was $10.8 million and $10.5 million, respectively, partially offset by interest income of $0.8 million and $0.1 million, respectively. The decrease in interest expense of $0.3 million in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was due to lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds, offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds. The average interest rate was 9.46% and 8.29% for the six months ended June 30, 2009 and 2010, respectively. The decrease in interest income of $0.7 million in the current period was the result of lower yields on our investments as well as a decrease in investments. The investments and associated income are utilized to fund current operations.

Liquidity and Capital Resources

We have funded our operations from inception on January 10, 1997 through June 30, 2010 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes, research funding from government grants and upfront license payments from collaborations.

We have incurred significant net losses and negative operating cash flows since inception. At June 30, 2010, we had an accumulated deficit of $327.7 million including the $34.8 million net losses incurred for the six months ended June 30, 2010. We currently have five clinical stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, we expect to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As of June 30, 2010, we have approximately $194.4 million of Senior Secured Bonds and accrued and unpaid interest. The terms of our Bond Indenture include various covenants, including among others, financial covenants that require us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on our current projections of our cash flow, we expect that we will not be in compliance with this covenant in the third quarter of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. In the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was temporarily waived (and currently remains subject to waiver) by the Bond holders. We cannot guarantee our ability to continue as a going concern unless we can restructure our debt agreements and raise additional capital, of which there can be no assurance.

Pursuant to a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture. On August 2, 2010, we entered into a sixth amendment to the waiver agreement pursuant to which the waiver has been extended until 11:59 PM Eastern Standard Time on August 16, 2010. The waiver continues to be subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. Further, based on our current cash flow projections, it is still likely that we will be in breach of the minimum liquidity covenant contained in the Bond Indenture in the third quarter of 2010. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at June 30, 2010. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $3.8 million at June 30, 2010 would be required to be expensed at the restructuring or demand date.

In addition, as of June 30, 2010, we had $12.6 million of cash and cash equivalents and $22.0 million of investments. We believe that our existing cash, cash equivalents and investments together with the implementation of planned additional cost reduction initiatives if necessary, will be sufficient to fund our operations and maintain compliance with our minimum liquidity covenant through at least September 30, 2010. In order to continue operations in the short term, we must restructure the terms of our outstanding Bonds. In order to continue operations beyond September 2010, we must raise additional capital. Our failure to restructure the Bonds and raise capital when needed will have a significant negative impact on our financial condition and our ability to continue our operations.

The accompanying unaudited consolidated financial statements as have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We are continuing to discuss with the Bond holders various proposals between the Bond holders and us which generally contemplate, among other things, a deleveraging of our Company through a debt for equity exchange with respect to a significant portion of the outstanding indebtedness under the Bonds. Such transaction, if consummated, would likely be substantially dilutive to the holders of our shares immediately prior to such exchange and may result in our existing equity becoming effectively subordinated to newly-issued securities as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in our Company ceasing to list our securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of our board of directors and other governance matters, and may result in other changes to our capital structure. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. Moreover, in connection with our discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on us or modify the terms of our existing Bond Indenture. These restrictions may limit our ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require us to pay additional fees, prepay a portion of our indebtedness, accelerate the amortization schedule for our indebtedness or agree to higher interest rates on our outstanding indebtedness or take other actions that could adversely affect our business. The Bond holders may also require us to raise additional capital concurrently with any restructuring or thereafter which could be substantially dilutive to the holders of our existing shares and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. If the waiver grace period (or any extension thereof) expires or terminates, and we are unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of our outstanding debt, we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may be forced to seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

We may seek to raise additional funds through private sales of equity, incurrence of indebtedness and other strategic collaborative arrangements which are limited under the provisions of the Indenture. If we raise additional funds through the issuance of new equity securities, our stockholders may experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. Debt incurred will have rights senior to our equity. We have no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of our product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

Cash Flows

	Six Months Ended June 30,		Increase/ (Decrease)
Summary Cash Flow Information	2009	2010	2010 vs. 2009
		(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,911)	$(28,588)	$(5,677)
Investing activities	14,670	25,695	11,025
Financing activities	478	—	(478)
Exchange rate effect on cash and cash equivalents	(2)	(9)	(7)

Net decrease in cash and cash equivalents	(7,765)	(2,902)	4,863

Cash and cash equivalents	17,730	12,565	(5,165)
Short-term investments	64,637	22,011	(42,626)

Cash, cash equivalents and short-term investments	$82,367	$34,576	$(47,791)

Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2010

Net cash used in operating activities increased by $5.6 million to $28.5 million for the six months ended June 30, 2010, compared to $22.9 million for the six months ended June 30, 2009. The increase in cash used in operations was primarily due to the increase in net loss of $2.9 million, increase of $0.4 million in accounts receivable and increase of $2.0 million in payments to vendors for prepaid expenses and other current assets, accounts payable and accrued expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in net loss is attributed to the increase in research and development expenses of $1.1 million and increase in general and administrative expenses of $1.8 million. Net cash provided by investing activities increased by $11.0 million to $25.7 million for the six months ended June 30, 2010, compared to $14.7 million for the six months ended June 30, 2009. The increase was primarily due to liquidation of investments as such are utilized to fund operations. Net cash provided by financing activities in the prior period related primarily to the exercise of common stock options, there were no exercises of stock options in the current period.

Contractual Obligations

Contractual obligations, as of June 30, 2010, are not significantly different than that shown on page 69 of our Annual Report filed on Form 10-K for December 31, 2009 except as discussed under Note 9, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financial Statements” for the period ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not engage in nor have any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus 8%, determined on a quarterly basis. The interest rate at June 30, 2010 was 8.34%. A 1% (100 basis points) increase in the three month LIBOR interest rate could add approximately $1.9 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at June 30, 2010. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional bonds. The Company has opted to issue additional bonds in lieu of cash payments for interest, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). The terms of our Bond Indenture include various covenants, including, among others, a financial covenant that requires us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of not less than $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. Based on our current projections of our cash flow, we expect that we will not be in compliance with this covenant in the third quarter of 2010, unless we are able to raise sufficient additional capital. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. In the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors have included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. We cannot guarantee our ability to continue as a going concern unless we can restructure our debt agreements and raise additional capital, of which there can be no assurance.

Our obligations under our Bond Indenture may be accelerated due to our noncompliance with the covenants in our Bond Indenture if we are unable to reach an agreement with Bond holders regarding the restructuring of our outstanding debt when the grace period (or any extension thereof) of the waiver granted by our Bond holders expires.

As discussed above, the inclusion of such a “going concern” paragraph in the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009 resulted in a default by us under the terms of the Bond Indenture which was temporarily waived by the Bond holders.

Pursuant to a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 and other technical defaults under the Bond Indenture. On August 2, 2010, we entered into a sixth amendment to our waiver agreement pursuant to which the waiver has been extended until 11:59 PM Eastern Standard Time on August 16, 2010. The waiver continues to be subject to a number of terms and conditions relating to our provision of certain information to the Bond holders, among other conditions and matters. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver grace period (or any extension thereof) expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture, demand immediate repayment in full, and seek to foreclose on the collateral supporting such obligations.

We are continuing to discuss with the Bond holders various proposals between the Bond holders and us which generally contemplate, among other things, a deleveraging of our Company through a debt for equity exchange with respect to a significant portion of the outstanding indebtedness under the Bonds. Such transaction, if consummated, would likely be substantially dilutive to the holders of our shares immediately prior to such exchange and may result in our existing equity becoming effectively subordinated to newly-issued securities as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in our Company ceasing to list our securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of our board of directors and other governance matters, and may result in other changes to our capital structure. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. Moreover, in connection with our discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on us or modify the terms of our existing Bond Indenture. These restrictions may limit our ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require us to pay additional fees, prepay a portion of our indebtedness, accelerate the amortization schedule for our indebtedness or agree to higher interest rates on our outstanding indebtedness or take other actions that could adversely affect our business. The Bond holders may also require us to raise additional capital concurrently with any restructuring or thereafter which could be substantially dilutive to the holders of our existing shares and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. Any restructuring of the debt obligations could require a significant change in our plans and could require us to undergo a realignment of our cost structure, including a reduction in workforce. Further, we expect that any restructuring of the Bonds will require the approval of holders of more than a majority of the outstanding Bonds and, in some circumstances, unanimous approval will be required. Consequently, there is no assurance that we will be able to obtain such approval on satisfactory terms or at all. If the waiver grace period (or any extension thereof) expires or terminates, and we are unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of our outstanding debt, the Bond holders may choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may be forced to seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

If we are unable to reach an agreement with our Bond holders regarding the restructuring of our outstanding debt obligations and obtain additional financing, we will likely be in breach of our Bond Indenture’s financial covenants.

We are currently in discussions with our Bond holders regarding the restructuring of our debt obligations. Such transaction, if consummated, would likely be substantially dilutive to the holders of our shares immediately prior to such exchange and may result in our existing equity becoming effectively subordinated to newly-issued securities as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in our Company ceasing to list our securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of our board of directors and other governance matters, and may result in other changes to our capital structure. There is no assurance that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. Even though the Bond holders have granted a temporary waiver with respect to the breach of the covenant regarding the inclusion of a “going concern” paragraph in the report of our independent registered public accounting firm on our financial statements and other technical defaults by us, we may not be able to reach an agreement with the Bond holders prior to the expiration or termination of such waiver. Further, based on our current cash flow projections, it is still likely that we will be in breach of the minimum liquidity covenant contained in the Bond Indenture in the third quarter of 2010. Consequently, we will need to reach an agreement with the Bond holders regarding a restructuring of our outstanding debt obligations to either remove such requirements or allow us to raise a sufficient amount of additional capital through the issuance of additional debt or equity securities or through asset dispositions or other means to maintain compliance with such requirements. If we are unable to successfully restructure the indebtedness outstanding under the Bond Indenture, we will likely breach the minimum liquidity covenant and the Bond holders may choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt and we may be forced to seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring may occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

Our outstanding Bonds are secured by all of our assets, and a default could result in our Bond holders taking title to all of our assets in order to satisfy our obligations to them, which could render our common stock valueless, as our debt holders may foreclose on our assets in an effort to be repaid amounts due under the Bonds and force us into bankruptcy.

Our obligations under our existing Bonds are secured by a first priority security interest in all of our assets including our intellectual property. If we are unable to make the payments due on the Bonds, if we default on any of the conditions, restrictions or covenants of the Bonds, or if we become insolvent, the holders of the Bonds have a right to foreclose on, take possession of and liquidate all of our assets. Any such default and the related foreclosure and liquidation could irreparably harm our financial condition and our ability to operate. As such, our Bond holders could force us into bankruptcy at any time, which could result in the complete failure of our business. Consequently, if our outstanding debt cannot be restructured on acceptable terms and if the Bond holders choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full, we may seek protection under the U.S. Bankruptcy Code or similar relief. We currently have very limited assets that would most likely not be sufficient to cover existing debts if we have to liquidate, and consequently, stockholders would most likely lose their entire investment in our Company.

Any uncertainty relating to our ability to restructure our debt could impair our ability to implement our business plan and our ability to continue our operations.

As we continue our discussions with the Bond holders regarding a restructuring of our outstanding debt obligations, we will also need to continue to operate our business, maintain our relationships with our key employees, vendors and other third parties. Our key employees may seek opportunities elsewhere due to a lack of certainty regarding our financial situation. Vendors may be reluctant to extend credit as a result of our current financial situation. Similarly, our ability to grow our relationships with our current licensees and potential licensees may be significantly impaired due to the uncertainty regarding our financial situation. If we are unable to maintain our relationships with our key employees and vendors and our relationships with our current licensees and potential licensees, our ability to continue to operate our business could be materially impaired.

Risks Related to Our Common Stock

Our stock price has resulted in our failure to meet NASDAQ Global Market continued listing requirements, which could result in NASDAQ delisting of our common stock.

        Our common stock is listed on the NASDAQ Global Market. On June 24, 2010, we received a letter from The NASDAQ Stock Market (“NASDAQ”) notifying us that for the 30 consecutive business days preceding the date of the letter, we failed to maintain the minimum $50 million Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). NASDAQ further advised that in accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have a grace period of 180 calendar days, or until December 21, 2010, to regain compliance with the MVLS Rule. NASDAQ will deem us to have regained compliance with the MVLS Rule if at any time during the 180-day grace period our MVLS closes at $50,000,000 or more for a minimum of 10 consecutive business days.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2010.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

By:	/S/ DANIEL L. PETERS
Daniel L. Peters
President and Chief Executive Officer

By:	/S/ CHARLES H. ABDALIAN, JR.
Charles H. Abdalian, Jr.
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

10.1†	Amendment to the Territory License and Supply Agreements entered into with BioMedica Life Sciences, S.A. dated April 28, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted and have been being filed separately with the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.