Form 10-Q
period 2010-09-30
Molecular Insight Pharmaceuticals, Inc.
filed 2010-11-04
CIK 1340752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of November 1, 2010 was 25,268,327.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,467,048	$23,153,968
Investments	48,514,855	—
Accounts receivable — net	651,094	226,014
Prepaid expenses	538,690	3,140,273
Other current assets	363,355	1,316,124
Debt issuance costs — net	4,526,855	3,434,990

Total current assets	70,061,897	31,271,369
Property and equipment — net	4,044,488	4,219,340
Restricted cash	500,000	962,993

Total assets	$74,606,385	$36,453,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,720,756	$277,096
Accrued expenses	8,041,130	7,587,145
Bonds payable — net of discount	174,838,383	189,829,205

Total current liabilities	184,600,269	197,693,446
Asset retirement obligation	294,637	308,855
Deferred revenue	25,000	25,000
Other long term liabilities	183,075	354,400
Commitments and contingencies (Note 9) Stockholders’ deficit:
Common stock, $0.01 par value; authorized, 100,000,000 shares at December 31, 2009 and September 30, 2010; issued and outstanding, 25,268,327 shares at December 31, 2009 and September 30, 2010	252,683	252,683
Additional paid-in capital	182,142,165	183,863,283
Accumulated other comprehensive loss	(540)	—
Accumulated deficit	(292,890,904)	(346,043,965)

Total stockholders’ deficit	(110,496,596)	(161,927,999)

Total liabilities and stockholders’ deficit	$74,606,385	$36,453,702

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue — research and development grants	$101,239	$456,733	$450,372	$1,353,322
Operating expenses:
Cost of product revenues	—	116,886	—	260,544
Research and development	8,964,002	5,472,578	22,075,870	19,664,644
General and administrative	7,255,680	7,729,890	14,836,433	18,618,799
General and administrative — related parties	198,967	—	1,708,323	—

Total operating expenses	16,418,649	13,319,354	38,620,626	38,543,987

Loss from operations	(16,317,410)	(12,862,621)	(38,170,254)	(37,190,665)
Other income (expense):
Interest income	202,390	12,955	962,476	70,291
Interest expense	(5,267,193)	(5,549,678)	(16,048,920)	(16,082,687)
Change in fair value of bond derivative	—	50,000	—	50,000

Total other expense, net	(5,064,803)	(5,486,723)	(15,086,444)	(15,962,396)

Net loss	$(21,382,213)	$(18,349,344)	$(53,256,698)	$(53,153,061)

Basic and diluted net loss per common share	$(0.85)	$(0.73)	$(2.12)	$(2.11)

Weighted average shares used to compute basic and diluted net loss per common share	25,199,097	25,235,420	25,159,153	25,235,420

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit	Total Comprehensive Loss
	Number of Shares	Par Value
Balance at January 1, 2010	25,268,327	$252,683	$182,142,165	$(540)	$(292,890,904)	$(110,496,596)
Stock-based compensation	—	—	1,721,118	—	—	1,721,118
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(12,722)	—	(12,722)	$(12,722)
Realized currency translation adjustment	—	—	—	13,262	—	13,262	13,262
Net loss	—	—	—	—	(53,153,061)	(53,153,061)	(53,153,061)

Total comprehensive loss	—	—	—	—	—	—	$(53,152,521)

Balance at September 30, 2010	25,268,327	$252,683	$183,863,283	$—	$(346,043,965)	$(161,927,999)

See notes to unaudited consolidated financial statements.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(53,256,698)	$(53,153,061)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash interest expense and accretion	16,062,272	16,096,905
Depreciation and amortization	746,986	534,305
Loss on disposal of assets	—	88,613
Provision for doubtful accounts receivable	—	35,816
Stock-based compensation expense	3,345,985	1,721,118
Change in fair value of bond derivative	—	(50,000)
Changes in assets and liabilities:
Accounts receivable	(3,433,777)	389,264
Prepaid expenses	463,411	(2,601,583)
Other current assets	(998,913)	(956,191)
Accounts payable	899,267	(1,377,667)
Accrued expenses and other	(1,226,747)	(216,587)
Accounts payable and accrued expenses-related parties	(351,581)	—
Deferred revenue	4,400,000	—

Net cash used in operating activities	(33,349,795)	(39,489,068)

Cash flows from investing activities:
Purchase of investments	(44,199,419)	(8,897,867)
Proceeds from investments	70,248,000	57,400,000
Purchase of property and equipment	(510,064)	(854,107)
Restricted cash	—	(462,993)

Net cash provided by investing activities	25,538,517	47,185,033

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	571,438	—
Proceeds from sale of restricted stock	687	—

Net cash provided by financing activities	572,125	—

Effect of foreign exchange rate changes on cash and cash equivalents	(2,061)	(9,045)

Net increase (decrease) in cash and cash equivalents	(7,241,214)	7,686,920
Cash and cash equivalents — beginning of period	25,494,834	15,467,048

Cash and cash equivalents — end of period	$18,253,620	$23,153,968

Supplemental disclosures of cash flows information:
Noncash investing and financing activities:
Payment-in-kind bonds in lieu of cash interest payments	$12,161,922	$12,037,899

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

Risks and Uncertainties — The Company is subject to the risks of a highly leveraged, clinical-stage company, such as developing saleable products, building up the research, manufacturing, administrative personnel, and organization structures to support growth, dependence on strategic partners, licensors and third-party contractors to successfully research, develop, manufacture and commercialize its product candidates based on the Company’s technologies, maintaining compliance with the covenants set forth in an Indenture (“Bond Indenture”) governing the Senior Secured Floating Rate Bonds due 2012 (the “Bond”), and obtaining future financing when required. In addition, the Company is also subject to risks common to companies in the biopharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and approval requirements, commercialization of its potential products, uncertainty of market acceptance of products, competition from larger companies, and its ability to reach commercial production of its product candidates.

Going Concern, Liquidity — The Company has incurred significant net losses and negative operating cash flows since inception. At September 30, 2010, the Company had an accumulated deficit of $346.0 million including the $53.2 million net losses incurred for the nine months ended September 30, 2010. The Company has five clinical-stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, the Company expects to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As of September 30, 2010, the Company had approximately $23.2 million of cash and cash equivalents, and $198.6 million of Bonds and accrued and unpaid interest. The terms of the Company’s Bond Indenture include various covenants, including among others, financial covenants that require the Company maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) requires the Company to maintain a minimum amount of $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. The Company failed to comply with this covenant as of September 30, 2010, which default was temporarily waived under the terms of a waiver agreement with the Bond holders and Bond Indenture trustee as discussed below. Additionally, under the Bond Indenture, the Company is required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from its independent auditors. In the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, the independent auditors included an explanatory paragraph relating to substantial doubt about whether the Company can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was also temporarily waived (and currently remains subject to waiver) by the Bond holders.

On November 3, 2010, the Company received a further extension of a waiver agreement executed on March 15, 2010 with the holders of the Bonds and the Bond Indenture trustee. The waiver has been extended until 11:59PM Eastern Standard Time on November 19, 2010, subject to earlier termination by the Bond holders upon certain circumstances. Under the terms of the waiver agreement and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, any default arising from the Company’s failure to comply with the minimum liquidity requirements set forth in the Bond Indenture and other technical defaults under the Bond Indenture. The waiver continues to be subject to a number of terms and conditions. The Company cannot be assured that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at September 30, 2010. The Company cannot guarantee its ability to continue as a going concern or meet the minimum liquidity requirements in the future unless it can restructure the debt and raise additional capital, of which there can be no assurance. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $3.4 million at September 30, 2010 would be required to be expensed at the restructuring or demand date.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In order to continue operations in the short and long term, the Company must restructure the terms of its outstanding Bonds and raise additional capital. The Company’s failure to restructure the Bonds and raise capital when needed will have a significant negative impact on its financial condition and its ability to continue its operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Management’s Plans

The Company is continuing to discuss with the Bond holders various proposals. Any transaction as a result of discussions with the Bond holders, if consummated, will be substantially dilutive to the holders of the Company’s shares of common stock and may result in the Company’s existing equity becoming effectively subordinated to newly-issued securities in the transaction as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in the Company ceasing to list its securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of the Company’s board of directors and other governance matters, and may result in other changes to the Company’s capital structure. The Company cannot be assured that such discussions will be successful or that it will reach such an agreement on terms favorable to the Company, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on the Company and its existing equity. Moreover, in connection with the discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on the Company or modify the terms of our existing Bond Indenture. These restrictions may limit the Company’s ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require the Company to pay additional fees, prepay a portion of its indebtedness, accelerate the amortization schedule for its indebtedness or agree to higher interest rates on its outstanding indebtedness or take other actions that could adversely affect the Company’s business. The Bond holders may also require the Company to raise additional capital concurrently with any restructuring or thereafter which will be substantially dilutive to the holders of the Company’s existing shares of common stock and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. If the waiver grace period (or any extension thereof) expires or terminates, and the Company is unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of its outstanding debt, the Company will be in default of its obligations under the Bond Indenture, and the Bond holders may choose to accelerate its debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If its indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that the Company will be unable to repay its debt obligations and it may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring will most likely occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

The Company may also seek to raise additional funds through public or private sales of equity and other strategic collaborative arrangements which are limited under the provisions of the Bond Indenture. If the Company raises additional funds through the issuance of new equity securities, its stockholders will experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or its product candidates or grant licenses on terms that are not favorable to the Company. The Company has no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of the Company’s product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries, namely Molecular Insight Limited, based in the United Kingdom, Molecular Insight Pharmaceuticals GmbH (“GmbH”), based in Germany, and Biostream Therapeutics, Inc., based in the United States. Intercompany accounts and transactions for all subsidiaries have been eliminated in consolidation. The Company disposed of GmbH on May 10, 2010 and as such, is no longer a subsidiary of the Company as of September 30, 2010. The loss recognized on disposition of GmbH was not significant.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of normal and recurring nature) necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The December 31, 2009 consolidated balance sheet presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments — The carrying amounts of the Company’s financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short-term nature. The embedded derivative, as described below, is recorded at its estimated fair value. Due to the circumstances described in Notes 1 and 8 to the unaudited financial statements, Management cannot reasonably estimate the fair value of the Company’s bond obligations, including accrued interest which are paid-in-kind and issued as additional bonds to bond holders at September 30, 2010. Further, the Bond Indenture is not publicly traded and contains characteristics that are not widely observed in similar debt instruments.

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

The Company measures the fair value of the embedded derivative (contingent mandatory redemption feature — see Note 8) through the use of unobservable inputs (level 3) which include adjustable interest rates, fixed budgeted research spending based on a pre-determined timeline (as defined by the Company’s bond financing agreement), discount rate determined using an appropriate risk-free rate plus a credit spread, success factor probabilities for key product candidates at each phase of development and the likelihood that bond holders will allow for reinvestment in an alternative product upon occurrence of a product material adverse event (“MAE”). Contingent mandatory redemption amounts approximate the remaining budgeted research spending in the period in which a product MAE on a primary product is determined to have occurred. The fair value of the embedded derivative declines as product development proceeds over time. Changes in the product development timeline would also have an effect on the fair value of the embedded derivative as potential repayments on the bond declines with the passage of time. In evaluating the assumptions utilized in the valuation model, the Company considered the progress and results of clinical trials conducted on its primary products and potential alternative products in the Company’s pipeline in the event of a product MAE. The Company has assigned success factor probabilities ranging from 78%-100% and deems that it is highly unlikely that: (1) a product MAE would occur in the time periods outlined in the bond financing agreement; and (2) bond holders would not allow for reinvestment of budgeted research spending in alternative products in the case of a product MAE. The Company had no purchases, sales, issuances, or settlements that would otherwise have an impact on the fair value of the embedded derivative. In light of the ongoing discussions with the Bond holders concerning the restructuring of the Company’s debt obligations, including discussions as to plans for the development of the Company’s product pipeline, management has determined that it is unlikely that a product MAE would be triggered. Accordingly, the valuation of the embedded derivative as at September 30, 2010 has been reduced to zero.

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s assets and liabilities that are measured at fair value and their related hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$22,701,829	$22,701,829	$—	$—
Liabilities:
Embedded derivative	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured at Fair Value on a Recurring Basis
Assets:
Cash equivalents	$14,826,040	$14,826,040	$—	$—
Available-for-sale securities (U.S. Treasury Bills)	$48,514,855	$48,514,855	$—	$—
Liabilities:
Embedded derivative	$50,000	$—	$—	$50,000

Measured at Fair Value on a Non-Recurring Basis
Long-lived assets	$1,799,544	$—	$—	$1,799,544

The table below provides a reconciliation of the fair value of the embedded derivative measured on a recurring basis for which the Company used Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Balance, beginning of period	$50,000	$50,000	$50,000	$50,000
Realized gain included in other income	—	(50,000)	—	(50,000)
Purchases, issuances and settlements	—	—	—	—
Transfers in/out of Level 3	—	—	—	—

Balance, end of period	$50,000	$—	$50,000	$—

4. NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are anti-dilutive for all periods presented.

Net loss per share amounts have been computed based on the weighted-average number of common shares outstanding during each period. For the three and nine months ended September 30, 2009 and 2010, options to purchase 4,217,580 and 3,806,232 shares of common stock, respectively, non-vested shares of 32,907 and warrants to purchase 6,604,840 were not included in the computation of net loss per share, because the effect would be anti-dilutive.

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

There were no awards granted during the three and nine months ended September 30, 2010 other than the annual automatic grants of 150,000 options to non-employee directors which vest over a one-year period as provided in the Company’s 2006 Plan.

The Company used the following assumptions in estimating the fair value of stock options granted for the nine months ended September 30, 2009 and 2010:

	2009	2010
Risk free interest rates	1.75-3.01%	2.61%
Expected dividend yield	0%	0%
Expected life (non-performance-based options)	5.50-6.25 years	5.50 years
Expected life (performance-based options)	4.0 years	—
Expected volatility	84-101%	95%

Information concerning stock option activity granted under the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Plan”) for the nine months ended September 30, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Remaining Contractual Life (Years)
Options outstanding at beginning of period	4,114,853	$5.16	7.44
Granted	150,000	1.85
Exercised	—	—
Forfeitures	(458,621)	6.53

Options outstanding at end of period	3,806,232	4.87	6.81

Options exercisable	2,442,577	4.92	5.87

Options vested and expected to vest	3,238,597	4.90	6.51

Options available for grant	2,416,100

Weighted average fair value of options granted		$1.39

Information concerning unvested restricted stock activity for the nine months ended September 30, 2010 is summarized as follows:

	Number of Shares	Grant Date Fair Value
Nonvested shares at beginning of period	32,907	$7.78
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at end of period	32,907	$7.78

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense, including awards granted to non-employees for each period presented in the accompanying consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Stock-based compensation charged to:
Research and development	$526,522	$131,923	$1,269,018	$1,032,764
General and administrative	1,348,689	161,135	2,076,967	688,354

Stock-based compensation expense	$1,875,211	$293,058	$3,345,985	$1,721,118

As of September 30, 2010, the unamortized compensation expense of all employee stock option and restricted stock awards granted under the Company’s Plan, net of estimated forfeitures were $1,537,594 and $60,761, respectively. These amounts will be amortized over an estimated weighted average period of 1.66 and 1.64 years, respectively.

6. CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents and Investments — Cash equivalents were money market accounts invested in U.S. Treasury bills and purchased with maturities less than 90 days. The Company’s investments were held in U.S. Treasury bills with maturities over 90 days. These investments were recorded at fair value and accounted for as available-for-sale securities with any unrealized gains or losses reported as a separate component of stockholders’ deficit. The Company uses the specific identification method in determining gains and losses reclassified out of accumulated other comprehensive income into earnings. Cash and cash equivalents, and investments are held at two financial institutions, of which substantially all amounts were held in one institution.

The amortized cost, gross unrealized gains and losses, and fair value of short-term investments are as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2009	$48,502,133	$18,458	$5,736	$48,514,855

No realized gains or losses were recognized in other income or expense for the three and nine months ended September 30, 2010 and 2009.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2009	September 30, 2010
Payroll, bonuses, severance and vacation	$2,327,866	$1,737,713
Clinical trials	2,120,123	2,855,879
Manufacturing	650,104	348,060
Professional fees	2,355,322	2,374,841
Sponsored research and license agreements	385,680	80,025
Other	202,035	190,627

Total accrued expenses	$8,041,130	$7,587,145

8. DEBT

Debt consists of the Senior Secured Floating Rate Bonds, due 2012, and has the following carrying amounts:

	December 31, 2009	September 30, 2010
Bond principal	$150,000,000	$150,000,000
PIK interest	36,533,644	48,571,543
Bond discount	(11,695,261)	(8,742,338)

	$174,838,383	$189,829,205

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, future payments of principal and PIK (“paid-in-kind”) interest on all existing debt due in November 2012 were $198,571,543. The Bonds have a five-year maturity date and bear a coupon interest rate equivalent to the three month LIBOR (London Inter-Bank Offer Rate) plus 8%, determined on a quarterly basis beginning on November 16, 2007. The average interest rate was 8.66% and 8.43% for the three months ended September 30, 2009 and 2010, respectively, and 9.19% and 8.33% for the nine months ended September 30, 2009 and 2010, respectively. Interest accrued on the Bonds on any quarterly interest payment date between and including November 16, 2007 and November 16, 2010, shall be payable through the issuance of PIK Bonds. Such PIK Bonds shall be part of the same class, and shall have the same terms and rights, as the original Bonds except that interest on such PIK Bonds shall begin to accrue from the date of issuance of such PIK Bond. Interest accrued on the Bonds shall be paid in cash after November 16, 2010. All of the Company’s assets are pledged as security for the obligations of the Company under the Bond Indenture.

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

The contingent mandatory redemption feature related to a product material adverse event is an embedded derivative. The Company valued the derivative financial instrument at date of issue and will continue to re-measure it at each reporting period at its fair value. Based on a periodic evaluation of input assumptions to the valuation model utilized in determining the initial fair value of the embedded derivative, the Company has determined a remaining fair value of $50,000 and $0 at December 31, 2009 and September 30, 2010, respectively. The embedded derivative is classified in accrued expenses in the consolidated balance sheets. Changes in fair value are recorded as either a gain or loss in the consolidated statement of operations in other income (expense).

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

Under the Bond Indenture, the Company is required to maintain a Minimum Liquidity (as defined in the Bond Indenture and which substantially represents all of the Company’s cash, cash equivalents and investments) of at least the sum of $25.7 million for the period ended September 30, 2010 and any contingent mandatory redemption amounts due in the case of a product material adverse event less any amounts already paid with respect to such mandatory redemption amounts and amounts not held on deposit with the Trustee. The minimum amount increases on a quarterly basis to $41.9 million for the period from April 1, 2011 to June 30, 2011; after which the amount increases to $45.0 million for the period from July 1, 2011 and through the maturity date. The Company failed to comply with this covenant at September 30, 2010 which default was temporarily waived under the terms of a waiver agreement with the Bond holders and Bond Indenture trustee, as amended (see Note 1).

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

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A failure to comply with the covenants of the Bond Indenture which is not cured within applicable cure or grace periods would constitute an event of default under the Bond Indenture. Such events of default would include the failure to pay interest and principal when due, the failure to provide financial statements and other required reports when due, the failure to maintain Minimum Liquidity levels, and the failure to limit annual capital expenditures to the maximum levels permitted under the Bond Indenture. Because of the covenant violations described in Note 1, the Company has classified the bonds payable and related issuance costs as current in the consolidated balance sheets as at December 31, 2009 and at September 30, 2010.

As described in Note 1, the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009 included an explanatory paragraph relating to substantial doubt about whether the Company can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture. On November 3, 2010, the Company received a further extension of a waiver agreement executed on March 15, 2010 with the holders of the Bonds and the Bond Indenture trustee. The waiver has been extended until 11:59PM Eastern Standard Time on November 19, 2010, subject to earlier termination by the Bond holders upon certain circumstances. Under the terms of the waiver agreement and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, any default arising from the Company’s failure to comply with the minimum liquidity requirements set forth in the Bond Indenture and other technical defaults under the Bond Indenture.

The waiver continues to be subject to a number of terms and conditions. The Company cannot be assured that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver expires or terminates prior to the successful restructuring of the Company’s outstanding debt, then the Company will be in default of its obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If the Company’s debt obligations under the Bond Indenture are accelerated or are not restructured on acceptable terms, it is likely the Company will be unable to repay such obligations and may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring will most likely occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company is not a party to any material legal proceedings. There were no material changes in commitments from December 31, 2009 except as disclosed below:

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

10. COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

On October 7, 2010, the Company received a letter from the NASDAQ Stock Market (“NASDAQ”) notifying that for the 30 consecutive business days preceding the date of the letter, the Company failed to maintain the minimum $15 million Market Value of Publicly Held Shares (“MVPHS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C). Also on October 6, 2010, NASDAQ notified the Company that for the 30 consecutive business days preceding the date of the letter, the Company’s listed securities did not maintain a minimum bid price of $1.00 per share, as required by Listing Rule 5450(a)(1). In accordance with NASDAQ Marketplace Rules, the Company has a grace period of 180 calendar days to regain compliance. NASDAQ will deem the Company to have regained compliance with the minimum MVPHS requirement if the Company’s MVPHS closes at $15 million or more for a minimum of 10 consecutive business days prior to April 5, 2011. Similarly, the Company will regain compliance with the Minimum Bid Price Rule if the Company’s security closes at $1.00 per share or more for at least 10 consecutive business days prior to April 4, 2011.

        Previously, on June 24, 2010, the Company received a letter from the NASDAQ notifying that for the 30 consecutive business days preceding the date of the letter, the Company failed to maintain the minimum $50 million Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The Company has a grace period of 180 calendar days, or until December 21, 2010, to regain compliance with the MVLS Rule. NASDAQ will deem the Company to have regained compliance with the MVLS Rule if at any time during this grace period the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days.

MOLECULAR INSIGHT PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is actively monitoring the market value of its publicly held share price and the bid price. In the event that the Company is unable to regain compliance with these rules, the Company’s securities will be subject to delisting.

11. BIOMEDICA COLLABORATION AGREEMENT

In September 2009, the Company entered into a Territory License Agreement (“License Agreement”) with BioMedica Life Sciences, S.A. (“BioMedica”) to sub-license its Onalta™ 90-Y edotreotide radiotherapeutic in certain countries in Europe, the Middle East, North Africa, Russia and Turkey. The License Agreement also provides that during the term of the License Agreement, BioMedica will purchase all of its requirements for Onalta exclusively and solely from the Company, a Company-designated third party manufacturer, and/or a BioMedica-designated third party manufacturer approved by the Company, the terms and conditions of which are outlined in a definitive supply agreement executed in October 2009 (“Supply Agreement”).

Concurrent with the Supply Agreement entered into with BioMedica in October 2009, the Company also entered into a ten (10) year Facility Setup and Contract Manufacturing Agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”), a company with a licensed radiopharmaceutical manufacturing facility in Braunschweig, Germany. Under the terms of the agreement, EZN will manufacture and supply Onalta for use in named patient programs and registration clinical trials within the BioMedica territories, and for commercial sales, upon the EMA marketing authorization approval of Onalta. The agreement also provides for EZN to establish an exclusive suite for the manufacture and supply of Onalta which will be funded by the Company and estimated at a cost of €1.3 million (approximately $1.7 million), including estimated costs of €0.3 million associated with decommissioning of the dedicated suite upon termination. The Company is also required to make fixed monthly payments to EZN aggregating €2.7 million (approximately $3.6 million) for the initial five (5) years following the effective date of the agreement in addition to product costs.

On April 28, 2010, the Company entered into an Amendment to the License and Supply Agreements (the “Amendment”) with BioMedica to modify the Supply Agreement with respect to certain product transfer pricing provisions for the supply of Onalta during the period from April 1, 2010 through September 30, 2011 and the timing of certain advance payments on inventory; and to modify the Territory License Agreement with respect to the timing of a milestone payment after a first sale of Onalta. The effective date of the Amendment was April 1, 2010.

On September 13, 2010, the Company formally notified BioMedica that it had materially breached a number of provisions of the License Agreement and Supply Agreement (the “Agreements”), as amended, and invoked a sixty (60) day period for BioMedica to cure its defaults. To date, BioMedica has not cured any of the specified defaults and has contested the Company’s allegations of breach. If BioMedica fails to cure the defaults at the end of the specified cure period, the Company may exercise its right to terminate the Agreements. The Company also notified BioMedica that the Company reserves its right to terminate these Agreements immediately in connection with any incurable breaches by BioMedica.

Notwithstanding any potential termination of these Agreements with BioMedica, the Company continues to be obligated for all costs and monthly payments due to EZN pursuant to the Facility Setup and Contract Manufacturing Agreement. The Company believes there are alternatives to the BioMedica Agreements if the breach by BioMedica is not satisfactorily resolved. Accordingly, no losses are probable nor have any losses been recorded related to the EZN Agreement as of and for the period ended September 30, 2010.

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

Recent Developments

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). As of September 30, 2010, we failed to comply with the minimum liquidity covenant under our Bond Indenture which default was temporarily waived under the terms of a waiver agreement with the Bond holders and Bond Indenture trustee as discussed in the following paragraph. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our auditors. As described in Note 1 to the financial statements for the period ended September 30, 2010 included in this Quarterly Report on Form 10-Q, in the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was also temporarily waived by the Bond holders.

On November 3, 2010, we received a further extension of a waiver agreement executed on March 15, 2010 with the holders of the Bonds and the Bond Indenture trustee. The waiver has been extended until 11:59PM Eastern Standard Time on November 19, 2010, subject to earlier termination by the Bond holders upon certain circumstances. Under the terms of the waiver agreement and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, any default arising out of our failure to comply with the minimum liquidity requirements set forth in the Bond Indenture and other technical defaults under the Bond Indenture. The waiver continues to be subject to a number of terms and conditions. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver grace period (or any extension thereof) expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring will most likely occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

        We are continuing to discuss with the Bond holders various proposals. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. In the event that we are able to successfully restructure our outstanding indebtedness, we will also need to actively pursue financing strategies to raise additional funds through private sales of equity, incurrence of indebtedness and other strategic collaborative arrangements. However, unless the amount of our senior secured indebtedness is significantly reduced or restructured, it may prove difficult for us to obtain such additional financing.

Company Overview

We are a clinical-stage biopharmaceutical company and a pioneer in the emerging field of molecular medicine. We are focused on the discovery, development and commercialization of targeted therapeutic and imaging radiopharmaceuticals for use in oncology.

We have five clinical-stage candidates in development. The Company’s product candidates and their stages of development as of September 30, 2010 are summarized below:

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

Clinical Developments Regarding our Product Candidates

Oncology Product Candidates

Azedra

Azedra is our lead radiotherapeutic oncology product candidate. We have received a Special Protocol Assessment (“SPA”) letter stating that the FDA has reached agreement with the Company regarding the design of the pivotal Phase 2 trial for pheochromocytoma leading to the registration of Azedra™ (Ultratrace™ iobenguane I 131, formerly known as Ultratrace MIBG). Currently, patients are being enrolled in this study (IB-12b).

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

In September 2010, we announced that we have notified clinical trial investigators that we have suspended patient enrollment in our pivotal Phase 2 clinical trial for Azedra™ (IB-12b). This action reflects the decision to seek a partner willing to fund further enrollment to complete the study's intended sample size. There are no known safety or efficacy issues based on the data available from the study at the present time and all patients currently enrolled will be followed up by clinicians in accordance with the current study protocol.

Onalta

In May, 2009, we reached an agreement with the European Medicines Agency (“EMA”) on a proposed Phase 3 protocol design for Onalta that would be suitable to support registration provided the trial meets its endpoints. In September 2009, we sub-licensed Onalta™ Y-90 edotreotide to BioMedica. Under this License Agreement, BioMedica is expected to perform clinical studies and market, distribute and commercialize Onalta in certain countries in Europe, the Middle East, North Africa, Russia and Turkey and secure all regulatory approvals within the BioMedica territories. In October 2009, we entered into an exclusive Supply Agreement with BioMedica. Certain amendments were made to both Agreements in April 2010.

In September 2010, we formally notified BioMedica that it had materially breached a number of provisions of the License Agreement and Supply Agreement (the “Agreements”), as amended, and invoked a sixty (60) day period for BioMedica to cure its defaults. To date, BioMedica has not cured any of the specified defaults and has contested our allegations of breach. If BioMedica fails to cure the defaults at the end of the specified cure period, we may exercise our right to terminate the Agreements. We also notified BioMedica that we reserve our right to terminate these Agreements immediately in connection with any incurable breaches by BioMedica.

Trofex

We have completed the Phase 1 (TX-P101), proof of concept study for Trofex in men with documented prostate cancer and confirmed metastatic disease. Based on our initial results of clinical data in men with prostate cancer, we initiated a second Phase 1 (TX-P102) Trofex imaging study in August 2009 in normal men. We have completed the study and the clinical study report. In November 2009, an additional exploratory Phase 1 (TX-P103) was initiated for the detection of metastatic prostate cancer that will inform development of further clinical trials and could support a fast track designation for approval by the FDA, for Trofex as a diagnostic agent. Data from our two completed Phase 1 studies and preliminary data from our ongoing TX-P103 demonstrated that Trofex rapidly detected prostate cancer localized in the prostate bed, soft tissues and bone within four hours post injection. In contrast, ProstaScint® (111In-capromab pendetide), required five days before imaging, was unable to detect metastatic disease in bone. Finally, we expect an important collaborative study (TX-P104) with the National Cancer Institute/National Institute of Health to begin in the latter half of 2010 where patients with known prostate cancer scheduled for surgery will be evaluated with Trofex prior to surgery.

Solazed

Solazed is our targeted radiotherapeutic drug candidate for treatment of malignant metastatic melanoma. We initiated a Phase 1 clinical trial of Solazed and dosed our first patient in March 2010. The Phase 1 proof-of-concept study is being conducted with the University of Pennsylvania and is funded by a two-year grant from the National Cancer Institute.

Our Non-Oncology Product Candidate

Zemiva

We are currently in discussions with the FDA regarding the design of the Phase 3 protocol and continue to explore opportunities to out-license Zemiva in conjunction with our strategic focus on oncology.

On-Going Clinical Programs

Clinical trial costs are a significant component of our research and development expenses. We contract with third parties to perform certain clinical trial activities on our behalf in the on-going development of our product candidates. As of September 30, 2010, we have three (3) active clinical trials in the area of oncology excluding our grant-funded clinical trial for Solazed. Our on-going clinical trials and estimated future remaining costs to be incurred on these clinical trials based on the financial terms of our contracts with clinical sites and contract research organizations are as follows:

Clinical Trial	Indication	Estimated Future Remaining Costs		Estimated Period of Expenditure
Pivotal Phase 2b for Azedra or IB12b	Malignant pheochromocytoma in adults	$5.6 million	(3)	Through the End of 2014
Phase 2a for Azedra or IB13	Neuroblastoma in children	$0.1 million		Through the End of 2010(1)
Phase 1 Trofex or TX-P103(2)	Prostate cancer imaging	$0.6 million		Through the End of 2010

(1)	Estimated completion of clinical trial has been pushed out due to delays in patient enrollment.
(2)	The number of estimated patient enrollment has increased.
(3)	Remaining costs based on the study’s intended sample size.

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

Under the terms of this Agreement, we received an initial, nonrefundable payment of $4.4 million, two option grants to have BioMedica assign, transfer and convey to us, a minority shareholder interest in BioMedica, each for 1.5% of the total non-diluted interest in all classes of any issued and authorized outstanding share capital in BioMedica at the time of each exercise, exercisable upon execution of this Agreement and upon the EMA marketing authorization approval of Onalta and will be eligible to receive more than $10 million in total regulatory milestone payments, net of license payments to Novartis. We will also be eligible to receive milestone and tiered royalties on Onalta sales. We have not received any royalty revenue to date under this Agreement.

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

Research and Development Grants.

Our grant revenue to date has been derived from National Institutes of Health, or NIH, grants. We have not had any significant product sales. In the future, we expect our revenue to consist of product sales and payments from collaborative or strategic relationships, as well as from additional grants. Funding of government grants is competitive and subject to annual Congressional appropriations, and all of our government contracts contain provisions which make them terminable at the convenience of the government. The government could terminate, reduce or delay the funding under any of our grants at any time. Accordingly, there is no assurance that we will receive funding of any grants that we may be awarded. As of September 30, 2010, gross proceeds of $2.7 million remained to be received under our various NIH grants, which include potential reimbursements for our employees’ time and benefits and other expenses related to performance under the various contracts. In the event we are not successful in obtaining any new government grants or extensions to existing grants, we may have to reduce the scope of some of our programs.

The status of our research and development grants is as follows:

Program Title	Agency	Program Total	Total Received Through September 30, 2010	Remaining Amounts to be Earned as of September 30, 2010	Contract/ Grant Expiration
Early Clinical Testing for Melanin Targeting Radio-therapeutic Agent in Melanoma(2)(4)(5)	NCI (1)	$783,000	$414,000	$369,000	2012
Targeting Tumor Microenvironment with Radiolabeled Inhibitors of Seprase(2)	NCI (1)	181,000	181,000	—	2010
Nanodosing: A Path to Higher Sensitivity and Lower Toxicity Pharmaceuticals(4)	NCI (1)	982,000	705,000	277,000	2011
Systematic Radiotherapy for Metastatic Melanoma: Innovation of a Novel Radiopharma	NCI (1)	1,243,000	492,000	751,000	2011
Development of a Molecular Targeting Agent for PSMA to Diagnose Metastatic Prostate Cancer(2)(5)	NCI (1)	1,290,000	507,000	783,000	2011
Targeting Tumor Hypoxia with Radiohalogenated Inhibitors of Carbonic Anhydrase IX(3)	NCI (1)	111,000	58,000	53,000	2012
A Molecular Targeting Agent for Systematic Radiotherapy of Metastatic Prostate Cancer(6)	NCI (1)	243,000	—	243,000	2011
Development of a Kit-Based PET Molecular Imaging Agent: Edotreotide Ga 68(6)	NCI (1)	263,000	—	263,000	2011

Total		$5,096,000	$2,357,000	$2,739,000

(1)	National Cancer Institute (“NCI”), part of the National Institutes of Health.
(2)	New contracts awarded in the third quarter of 2009.
(3)	New contract awarded in the first quarter of 2010.
(4)	Contract term extended by NCI through the expiration date stated in the table above.
(5)	Program total increased in support of ongoing projects in the second quarter of 2010.
(6)	New contracts awarded in the third quarter of 2010.

Cost of Product Revenues.

Concurrent with the Supply Agreement entered into with BioMedica in October 2009, we also entered into a ten (10) year Facility Setup and Contract Manufacturing Agreement with Eckert & Ziegler Nuclitec GmbH (“EZN”), a company with a licensed radiopharmaceutical manufacturing facility in Braunschweig, Germany. Under the terms of the agreement, EZN will manufacture and supply Onalta for use in named patient programs and registration clinical trials within the BioMedica territories, and for commercial sales, upon the EMA marketing authorization approval of Onalta. The agreement also provides for EZN to establish an exclusive suite for the manufacture and supply of Onalta which will be funded by us and estimated at a cost of €1.3 million (approximately $1.7 million), including estimated costs of €0.3 million associated with decommissioning of the dedicated suite upon termination. We are also required to make fixed monthly payments to EZN aggregating €2.7 million (approximately $3.6 million) for the initial five (5) years following the effective date of the agreement in addition to product costs.

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

As of September 30, 2010, the facility was not yet placed in service. In the fourth quarter of 2009, we recognized an impairment charge of $1.2 million to reflect the outcome of an impairment review that was undertaken which indicated a decline in the fair value of building facility. We conduct a review of our long-lived assets for possible impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by valuation techniques appropriate in the circumstances.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010

Revenue — Research and Development Grants.

Revenue increased by approximately $0.4 million or 351%, to approximately $0.5 million for the three months ended September 30, 2010 from approximately $0.1 million for the three months ended September 30, 2009. The Company receives funding under various Research and Development grants. The increase is primarily due to four new grants received in the third and first quarters of 2009 and 2010, respectively, and timing of grant-related activities.

Cost of Product Revenues.

For the three months ended September 30, 2010, we have recognized cost of product revenues of approximately $0.1million under our agreement entered into with EZN in October 2009 for the manufacture and supply of Onalta to BioMedica.

Notwithstanding any potential termination of our License and Supply Agreements (“Agreements”) with BioMedica, we continue to be obligated for all costs and monthly payments due under our agreement with EZN. We believe that there are alternatives to the BioMedica Agreements if the breach by BioMedica is not satisfactorily resolved. Accordingly, no losses are probable nor have any losses been recorded related to our agreement with EZN.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Three months ended September 30,		Increase / (Decrease)
Program	2009	2010
Azedra and Ultratrace platform	$3,536	$2,478	$(1,058)
Onalta	430	141	(289)
Solazed	21	7	(14)
Trofex	1,353	554	(799)
Zemiva	546	72	(474)
Other Platform and general R&D programs	3,078	2,220	(858)

Total R&D expenses, including related party R&D	$8,964	$5,472	$(3,492)

Research and development expense decreased approximately $3.5 million or 39%, to $5.5 million for the three months ended September 30, 2010 from $9.0 million for the three months ended September 30, 2009. This spending decrease is attributed primarily to: (1) a decrease in our Azedra program costs of $1.1 million due to decreased compensation costs and as a results of costs being substantially incurred in the prior year for the build-out and validation of our manufacturing process and facility at MDS Nordion; (2) a decrease in our Trofex program costs of $0.8 million due to reduction in preclinical costs as we advanced our program into Phase 1 studies; (3) completion of our Zemiva clinical trial; and (4) reduced costs of $0.9 million in other platform and general research and development costs due to decreased compensation costs as a result of a reduction in headcount offset by an increase in costs attributable to grant-related activities.

General and Administrative Expense.

	Three months ended September 30,		Increase / (Decrease)
General and Administrative Expenses	2009	2010
	(in thousands)
Compensation and personnel-related expense	$1,371	$905	$(466)
Professional services	4,107	6,085	1,978
Insurance	158	415	257
Depreciation and facility costs	365	143	(222)
Stock-based compensation expense	1,349	154	(1,195)
Other	105	28	(77)

Total general and administrative expenses	$7,455	$7,730	$275

General and administrative expense increased $0.2 million or 4%, to $7.7 million for the three months ended September 30, 2010 from $7.5 million for the three months ended September 30, 2009. This increase is due primarily to an increase of $2.0 million in professional services and increase of $0.3 million in business insurance expenses. The increase in professional services is attributable to increased legal of $3.0 million incurred in connection with our ongoing discussions and negotiations with our Bond holders regarding the restructuring of our debt obligations offset by lower consulting and corporate marketing fees of $1.0 million. These increases were offset by decreases in compensation, personnel-related expenses and stock-based compensation of $1.7 million due to a reduction in headcount as compared to prior year and the absence of an annual grant in 2010. The reduction in aggregate rentable premises for our office lease space at the end of March 2010 also contributed a decrease of $0.2 million in our depreciation and facility costs.

Other (Expense) Income, Net.

Other expense, net, increased $0.4 million to $5.5 million for the three months ended September 30, 2010 from other expense, net of $5.1 million for the three months ended September 30, 2009. The net increase was due to a decrease in interest income of $0.2 million in the current period as a result of lower yields on our investments as well as a decrease in investment balances. The investments and associated income are utilized to fund current operations. Interest expense increased $0.3 million in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The average interest rate was 8.66% and 8.43% for the three months ended September 30, 2009 and 2010, respectively. The effect of lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds was offset by the increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010

Revenue — Research and Development Grants.

Revenue increased by approximately $0.9 million or 200%, to approximately $1.4 million for the nine months ended September 30, 2010 from approximately $0.5 million for the nine months ended September 30, 2009. The Company receives funding under various Research and Development grants. The increase is primarily due to four new grants received in the third and first quarters of 2009 and 2010, respectively, and timing of grant-related activities.

Cost of Product Revenues.

For the nine months ended September 30, 2010, we have recognized cost of product revenues of approximately $0.3 million under our agreement entered into with EZN in October 2009 for the manufacture and supply of Onalta to BioMedica.

Notwithstanding any potential termination of our License and Supply Agreements (“Agreements”) with BioMedica, we continue to be obligated for all costs and monthly payments due under our agreement with EZN. We believe that there are alternatives to the BioMedica Agreements if the breach by BioMedica is not satisfactorily resolved. Accordingly, no losses are probable nor have any losses been recorded related to our agreement with EZN.

Research and Development Expense.

For the periods indicated, research and development expenses for our programs in the development of Azedra, Onalta, Solazed, Trofex, Zemiva and other general R&D programs were as follows (in thousands):

	Nine months ended September 30,		Increase / (Decrease)
Program	2009	2010
Azedra and Ultratrace platform	$7,974	$8,049	$75
Onalta	1,402	463	(939)
Solazed	86	64	(22)
Trofex	2,832	2,052	(780)
Zemiva	509	226	(283)
Other Platform and general R&D programs	9,273	8,811	(462)

Total R&D expenses, including related party R&D	$22,076	$19,665	$(2,411)

Research and development expense decreased approximately $2.4 million or 11%, to $19.7 million for the nine months ended September 30, 2010 from $22.1 million for the nine months ended September 30, 2009. Key components of this spending decrease were attributed to reduced clinical activities and costs of $0.9 million for Onalta and $0.8 million for Trofex as we plan the next phases of our clinical trials for these programs. Total research and development expenses for the nine months ended September 30, 2009 included a $1.8 million reduction in costs due to true-ups of estimates for various program costs primarily related to Zemiva and Azedra of $0.9 million and $0.5 million, respectively. Excluding the true-ups of estimates for program costs, the Azedra program had a net decrease of $0.5 million due to decreases in compensation and manufacturing costs due to lower headcount and as a result of costs being substantially incurred in the prior year for the build-out and validation of our manufacturing process and facility at MDS Nordion offset by an increase in costs incurred for our ongoing pivotal Phase 2b clinical trial.

General and Administrative Expense.

	Nine months ended September 30,		Increase / (Decrease)
General and Administrative Expenses	2009	2010
	(in thousands)
Compensation and personnel-related expense	$4,145	$3,076	$(1,069)
Professional services	8,525	12,961	4,436
Insurance	464	1,166	702
Depreciation and facility costs	1,054	446	(608)
Stock-based compensation expense	2,077	681	(1,396)
Other	280	289	9

Total general and administrative expenses	$16,545	$18,619	$2,074

General and administrative expense increased $2.1 million or 13%, to $18.6 million for the nine months ended September 30, 2010 from $16.5 million for the nine months ended September 30, 2009. This increase is due primarily to an increase of $4.4 million in professional services and an increase of $0.7 million in business insurance expenses. The increase in professional services is attributable to increased legal and consulting fees of $5.4 million incurred in connection with our ongoing discussions and negotiations with our Bond holders regarding the restructuring of our debt obligations offset by lower corporate marketing fees of $1.1 million. These increases were further offset by decreases in compensation, personnel-related expenses and stock-based compensation expense due to a reduction in headcount as compared to prior year and the absence of an annual grant in 2010. The reduction in our aggregate rentable premises for our office lease space at the end of March 2010 also contributed a decrease of $0.6 million in our depreciation and facility costs.

Other (Expense) Income, Net.

Other expense, net, increased $0.9 million to $16.0 million for the nine months ended September 30, 2010 from other expense, net of $15.1 million for the nine months ended September 30, 2009. The net increase was due to a decrease in interest income of $0.9 million in the current period was the result of lower yields on our investments as well as a decrease in investments. The investments and associated income are utilized to fund current operations. Interest expense remained consistent in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The average interest rate was 9.19% and 8.33% for the nine months ended September 30, 2009 and 2010, respectively. The effect of lower LIBOR interest rates on our $150 million Senior Secured Floating Rate Bonds (“Bonds”) and PIK bonds was offset by an increase in the principal base on which interest is accrued. Interest accrued on the Bonds for the first three years from issuance date shall be payable through the issuance of PIK Bonds and shall begin to accrue interest from the date of issuance of such PIK Bonds.

Liquidity and Capital Resources

We have funded our operations from inception on January 10, 1997 through September 30, 2010 mainly through the issuance of bonds and warrants, common stock, redeemable convertible preferred stock, convertible notes and other notes, research funding from government grants and upfront license payments from collaborations.

We have incurred significant net losses and negative operating cash flows since inception. At September 30, 2010, we had an accumulated deficit of $346.0 million including the $53.2 million net losses incurred for the nine months ended September 30, 2010. We currently have five clinical stage product candidates in development and will need to spend significant capital to fulfill planned operating goals and continue to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. As such, we expect to continue to incur significant net losses and negative operating cash flows in the foreseeable future.

As of September 30, 2010, we have approximately $198.6 million of Senior Secured Bonds and accrued and unpaid interest. The terms of our Bond Indenture include various covenants, including among others, financial covenants that require us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. We failed to comply with this covenant as of September 30, 2010, which default was temporarily waived under the terms of a waiver agreement with the Bond holders and Bond Indenture trustee as discussed below. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. In the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. Consequently, the inclusion of such a “going concern” paragraph resulted in a default under the terms of the Bond Indenture which was also temporarily waived (and currently remains subject to waiver) by the Bond holders.

On November 3, 2010, we received a further extension to the waiver agreement executed on March 15, 2010 with the holders of the Bonds and the Bond Indenture trustee. The waiver has been extended until 11:59 PM Eastern Standard Time on November 19, 2010, subject to earlier termination by the Bond holders upon certain circumstances. Under the terms of the waiver agreement and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, any default arising from the Company’s failure to comply with the minimum liquidity requirements set forth in the Bond Indenture and other technical defaults under the Bond Indenture. The waiver continues to be subject to a number of terms and conditions. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. Consequently, the long-term bond obligations and related debt issuance costs have been classified as current liabilities and current assets, respectively, at December 31, 2009 and at September 30, 2010. We cannot guarantee our ability to continue as a going concern or meet the minimum liquidity requirement in the future unless we can restructure our debt and raise additional capital, of which there can be no assurance. If the Bond Indenture is restructured in a transaction required to be accounted for as an extinguishment or the outstanding balance of the bond obligations is demanded by the Bond holders, unamortized debt issue costs of $3.4 million at September 30, 2010 would be required to be expensed at the restructuring or demand date.

In order to continue operations in the short and long term, we must restructure the terms of our outstanding Bonds and raise additional capital. Our failure to restructure the Bonds and raise capital when needed will have a significant negative impact on our financial condition and our ability to continue our operations.

The accompanying unaudited consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We are continuing to discuss with the Bond holders various proposals. Any transaction as a result of discussions with the Bond holders, if consummated, will be substantially dilutive to the holders of our shares of common stock and may result in our existing equity becoming effectively subordinated to newly-issued securities in the transaction as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in our Company ceasing to list our securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of our board of directors and other governance matters, and may result in other changes to our capital structure. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. Moreover, in connection with our discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on us or modify the terms of our existing Bond Indenture. These restrictions may limit our ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require us to pay additional fees, prepay a portion of our indebtedness, accelerate the amortization schedule for our indebtedness or agree to higher interest rates on our outstanding indebtedness or take other actions that could adversely affect our business. The Bond holders may also require us to raise additional capital concurrently with any restructuring or thereafter which will be substantially dilutive to the holders of our existing shares of common stock and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. If the waiver grace period (or any extension thereof) expires or terminates, and we are unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of our outstanding debt, we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may be forced to seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring will most likely occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

We may also seek to raise additional funds through private sales of equity, incurrence of indebtedness and other strategic collaborative arrangements which are limited under the provisions of the Indenture. If we raise additional funds through the issuance of new equity securities, our stockholders will experience substantial dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing stockholders. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us. Debt incurred will have rights senior to our equity. We have no current commitments from any persons that they will provide any additional financing. Given the current market conditions and the status of our product development pipeline, obtaining financing may be difficult and may not be available on commercially acceptable terms, or at all.

Cash Flows

	Nine Months Ended September 30,		Increase/ (Decrease)
Summary Cash Flow Information	2009	2010	2010 vs. 2009
		(in thousands)
Net cash (used in) provided by:
Operating activities	$(33,350)	$(39,489)	$(6,139)
Investing activities	25,539	47,185	21,646
Financing activities	572	—	(572)
Exchange rate effect on cash and cash equivalents	(2)	(9)	(7)

Net increase (decrease) in cash and cash equivalents	$(7,241)	$7,687	$14,928

Cash and cash equivalents	18,254	23,154	4,900
Short-term investments	53,565	—	(53,565)

Cash, cash equivalents and short-term investments	$71,819	$23,154	$(48,665)

Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2010

Net cash used in operating activities increased by $6.1 million to $39.5 million for the nine months ended September 30, 2010, compared to $33.4 million for the nine months ended September 30, 2009. The increase in cash used in operations was primarily due to an increase of $3.9 million in payments to vendors for prepaid expenses and other current assets, accounts payable and accrued expenses, a decrease of $0.6 million in accounts receivable, and an increase in our net loss from operations of $1.6 million after the exclusion of non-cash items for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Increases in cash outflows from operations were substantially attributable to payments made for professional services in connection with our ongoing discussions and negotiations with our Bond holders concerning the restructuring of our debt obligations. Net cash provided by investing activities increased by $21.6 million to $47.2 million for the nine months ended September 30, 2010, compared to $25.5 million for the nine months ended September 30, 2009. The increase was primarily due to liquidation of investments as such are utilized to fund operations offset by purchases of property and equipment and amounts escrowed for the payment of our EZN commitments. Net cash provided by financing activities in the prior period related primarily to the exercise of common stock options, there were no exercises of stock options in the current period.

Contractual Obligations

Contractual obligations, as of September 30, 2010, are not significantly different than that shown on page 69 of our Annual Report filed on Form 10-K for December 31, 2009 except as discussed under Note 9, Commitment and Contingencies, in the “Notes to the Unaudited Consolidated Financial Statements” for the period ended September 30, 2010.

Off-Balance Sheet Arrangements

We do not engage in nor have any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk due to Variable Interest Rates on Bonds

We are exposed to interest rate risk from changes in the three month LIBOR (London Inter-Bank Offer Rate) rate that is the base rate of our $150,000,000 outstanding Bonds. The Bonds have a five-year maturity date and bear an interest rate equivalent to the LIBOR plus 8%, determined on a quarterly basis. The interest rate at September 30, 2010 was 8.47%. A 1% (100 basis points) increase in the three month LIBOR interest rate could add approximately $2.0 million in annual interest expense on the principal amount of the bonds that includes the paid-in-kind interest at September 30, 2010. During the first three years that the Bonds are outstanding, interest payments not paid in cash may be paid by issuing additional bonds. The Company has opted to issue additional bonds in lieu of cash payments for interest, which increases the Company’s overall debt levels. An increase in the LIBOR rate on our debt levels could adversely affect operating results as well as our financial position and cash flows.

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

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-l5(e) and l5d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 16, 2007, we sold $150,000,000 in Senior Secured Floating Rate Bonds due 2012 (“Bonds”) and warrants to purchase 6,021,247 shares of common stock at an exercise price of $5.87 per share (“Bond Warrants”) under an Indenture (“Bond Indenture”). The terms of our Bond Indenture include various covenants, including, among others, a financial covenant that requires us to maintain a minimum liquidity level on a quarterly basis. The minimum liquidity covenant (as defined in the Bond Indenture and which substantially represents all of our cash, cash equivalents and investments) requires us to maintain a minimum amount of $25.7 million and $29.2 million at September 30, 2010 and December 31, 2010, respectively. We failed to comply with this covenant as of September 30, 2010, which default was temporarily waived under the terms of a waiver agreement with the Bond holders and Bond Indenture trustee received on November 3, 2010. Additionally, under the Bond Indenture, we are required to deliver audited annual financial statements to Bond holders which are not subject to a “going concern” or like qualification or exception from our independent auditors. In the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009, our independent auditors included an explanatory paragraph relating to substantial doubt about whether we can continue as a going concern. We cannot guarantee our ability to continue as a going concern or meet the minimum liquidity requirement unless we can restructure our debt and raise additional capital, of which there can be no assurance.

Our obligations under our Bond Indenture may be accelerated due to our noncompliance with the covenants in our Bond Indenture if we are unable to reach an agreement with Bond holders regarding the restructuring of our outstanding debt when the grace period (or any extension thereof) of the waiver granted by our Bond holders expires.

As discussed above, our noncompliance with the minimum liquidity covenant and the inclusion of such a “going concern” paragraph in the report of the independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2009 resulted in defaults by us under the terms of the Bond Indenture which were temporarily waived by the Bond holders and Bond Indenture trustee.

Pursuant to a waiver agreement executed on March 15, 2010 with the holders of at least a majority of the Bonds and the Bond Indenture trustee and subsequent amendments thereto, the Bond holders and Bond Indenture trustee temporarily waived a default arising from the inclusion of the “going concern” paragraph in the report of the independent registered public accounting firm on the Company’s financial statements as of and for the year ended December 31, 2009, any default arising from our failure to comply with the minimum liquidity requirements set forth in our Bond Indenture and other technical defaults under the Bond Indenture. On November 3, 2010, we received a further extension to our waiver agreement pursuant to which the waiver has been extended until 11:59 PM Eastern Standard Time on November 19, 2010, subject to earlier termination by the Bond holders upon certain circumstances. The waiver continues to be subject to a number of terms and conditions. We cannot assure that any further extension of the waiver will be obtained from the Bond holders and Bond Indenture trustee. In the event that the waiver grace period (or any extension thereof) expires or terminates prior to the successful restructuring of the outstanding debt, then we will be in default of our obligations under the Bond Indenture, and the Bond holders may choose to accelerate the debt obligations under the Bond Indenture, demand immediate repayment in full, and seek to foreclose on the collateral supporting such obligations.

        We are continuing to discuss with the Bond holders various proposals. Any transaction as a result of discussions with the Bond holders, if consummated, will be substantially dilutive to the holders of our shares of common stock and may result in our existing equity becoming effectively subordinated to newly-issued securities in the transaction as the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt issued as a result of a restructuring transaction may be secured and issued on terms that differ from the current indebtedness under the Bond Indenture. Such transaction, if consummated, may also result in our Company ceasing to list our securities on any securities exchange or bulletin board and ceasing to be a public reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may result in a change in the composition of our board of directors and other governance matters, and may result in other changes to our capital structure. There is no assurance that such discussions will be successful or that we will reach such an agreement on terms favorable to us, or at all. The terms of any restructuring, if consummated, are uncertain and would likely have a significant impact on our Company and our existing equity. Moreover, in connection with our discussions with the Bond holders to reach such an agreement, the Bond holders may impose additional operational or financial restrictions on us or modify the terms of our existing Bond Indenture. These restrictions may limit our ability, among other things, to make necessary capital expenditures or incur additional indebtedness. In addition, the Bond holders may require us to pay additional fees, prepay a portion of our indebtedness, accelerate the amortization schedule for our indebtedness or agree to higher interest rates on our outstanding indebtedness or take other actions that could adversely affect our business. The Bond holders may also require us to raise additional capital concurrently with any restructuring or thereafter which will be substantially dilutive to the holders of our existing shares of common stock and may include securities or debt with rights, preferences or privileges senior to those of existing stockholders. Any restructuring of the debt obligations could require a significant change in our plans and could require us to undergo a realignment of our cost structure, including a reduction in workforce. Further, we expect that any restructuring of the Bonds will require the approval of holders of more than a majority of the outstanding Bonds and, in some circumstances, unanimous approval will be required. Consequently, there is no assurance that we will be able to obtain such approval on satisfactory terms or at all. If the waiver grace period (or any extension thereof) expires or terminates, and we are unable to reach an agreement with Bond holders regarding an additional extension period or an agreement regarding the restructuring of our outstanding debt, the Bond holders may choose to accelerate our debt obligations under the Bond Indenture and demand immediate repayment in full and seek to foreclose on the collateral supporting such obligations. If our indebtedness under the Bond Indenture is accelerated or is not restructured on acceptable terms, it is likely that we will be unable to repay our debt obligations and we may be forced to seek protection under the U.S. Bankruptcy Code or similar relief. Even if a consensual restructuring occurs, the restructuring will most likely occur through a U.S. Bankruptcy Code Chapter 11 proceeding or similar proceeding.

We have been in discussions with the Bond holders since the early part of this year. As the discussions and negotiations with our Bond holders regarding the restructuring of our outstanding debt are further prolonged, the amount of any additional capital that the Company needs to raise may increase, requiring us to issue even more debt or equity securities, which will result in our stockholders experiencing further dilution.

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

Our common stock is listed on the NASDAQ Global Market. On October 7, 2010, we received a letter from the NASDAQ Stock Market (“NASDAQ”) notifying that for the 30 consecutive business days preceding the date of the letter, we failed to maintain the minimum $15 million Market Value of Publicly Held Shares (“MVPHS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C). Also on October 6, 2010, NASDAQ notified us that for the 30 consecutive business days preceding the date of the letter, our listed securities did not maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Rule”), as required by Listing Rule 5450(a)(1). In accordance with NASDAQ Marketplace Rules, we have a grace period of 180 calendar days to regain compliance. NASDAQ will deem us to have regained compliance with the minimum MVPHS requirement if our MVPHS closes at $15 million or more for a minimum of 10 consecutive business days prior to April 5, 2011. Similarly, we will regain compliance with the Minimum Bid Price Rule if the our common stock closes at $1.00 per share or more for at least 10 consecutive business days prior to April 4, 2011.

Previously, on June 24, 2010, we received a letter from the NASDAQ notifying us that for the 30 consecutive business days preceding the date of the letter, we failed to maintain the minimum $50 million Market Value of Listed Securities (“MVLS”) requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). We have a grace period of 180 calendar days, or until December 21, 2010, to regain compliance with the MVLS Rule. NASDAQ will deem us to have regained compliance with the MVLS Rule if at any time during the 180-day grace period our MVLS closes at $50,000,000 or more for a minimum of 10 consecutive business days.

Given current economic conditions and the volatility of our stock price, there can be no assurance that we will be able to maintain compliance with the applicable NASDAQ Listing Rules for continued listing on the NASDAQ Global Market. If we were to be delisted, the market liquidity of our common stock and the value of our stock would likely be adversely affected. Although our common stock may be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on NASDAQ. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by our investors, business partners and employees. If we are not listed on The NASDAQ Stock Market and/or if our public float remains below $75 million, we will be limited in our ability to file new shelf registration statements on Form S-3 and/or to fully use one or more registration statements on Form S-3 that have been filed with the SEC. Any such limitations might have a material adverse effect on our ability to raise the capital we need for the continuation of our operations.

We are actively monitoring the market value of our publicly held share price and the bid price and will consider available options to resolve the deficiencies and regain compliance with the applicable NASDAQ Listing Rules.

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

Risks Related to Our Business

We have out-licensed Onalta to BioMedica for further development and commercialization. If BioMedica fails in its development or commercialization efforts or defaults under our agreements with it, we will be harmed.

We out-licensed Onalta to BioMedica in September 2009 for development in certain countries in Europe, the Middle East, North Africa, Russia and Turkey. Our revenue from licensing payments from BioMedica will depend on whether BioMedica is ultimately successful in the development and commercialization of Onalta in the licensed territories. Additionally, if BioMedica fails to perform its obligations under our agreements, or has financial difficulties which impair its capacity to carry out its business plan, our expected licensing payments will be significantly reduced or possibly eliminated entirely. In September 2010, we formally notified BioMedica that it had materially breached a number of provisions under our agreements, and invoked a sixty (60) day period for BioMedica to cure such defaults. BioMedica has not cured any of its defaults as of the date of filing of this quarterly report and has contested our allegations of breach. If BioMedica fails to cure the defaults at the end of the specified cure period, we may exercise our right to terminate our agreements with it, in which case we may not receive, short of pursuing and resolving possible litigation, more than $10 million in total regulatory milestone payments from BioMedica, net of license payments to Novartis, and may not receive future milestone and tiered royalties on Onalta sales. In addition, BioMedica may choose to bring litigation against us, which would require us to incur significant legal expenses. There is no assurance that BioMedica will be able to cure its defaults and pay the amounts it owes us now or in the future.

In connection with our agreements with BioMedica, we entered into a ten year Facility Setup and Contract Manufacturing Agreement (the “EZN Agreement”) with Eckert & Ziegler Nuclitec GmbH (“EZN”), under which EZN will manufacture and supply Onalta for use by BioMedica within the BioMedica territories. The EZN Agreement also provides for EZN to establish an exclusive suite for the manufacture and supply of Onalta which will be funded by us and estimated at a cost of €1.3 million (approximately $1.7 million), including estimated costs of €0.3 million associated with decommissioning of the dedicated suite upon termination. We are also required to make fixed monthly payments to EZN aggregating €2.7 million (approximately $3.6 million) for the initial five (5) years following the effective date of the agreement in addition to product costs. Notwithstanding any potential termination of our agreements with BioMedica, we continue to be obligated for all costs and monthly payments due to EZN pursuant to the EZN Agreement. If we are unable to make payments when due, we may risk breaching the EZN Agreement.

ITEM 6.	EXHIBITS

See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2010.

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